Form 10-Q
period 1995-04-01
DOUGHTIES FOODS INC
filed 1995-05-16
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _April 1, 1995_________________

                              OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number __0-7166____________


                      DOUGHTIE'S FOODS, INC.
     (Exact name of Registrant as specified in its charter)


             VIRGINIA                                     54-0903892
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                   identification number)


          2410 WESLEY STREET, PORTSMOUTH, VIRGINIA 23707
             (Address of principal executive offices)

                            (804) 393-6007
         (Registrant's telephone number, including area code)

        ______________________________________________________
         (Former name, former address and former fiscal year,
                    if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes _X__  No ____


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 1,008,518 shares as of May 10, 1995.

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                            April 1,            December 31,
                                             1995                   1994
                                         _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                                    $     453,487          $  1,361,207
 Accounts receivable, net:
  Trade                                      4,958,577             4,839,764
  Finance                                    1,117,198             1,279,467
  Officers and employees                        18,805                16,289
 Inventories                                 4,803,737             4,521,753
 Deferred income taxes                         248,296               248,296
 Prepaid expenses and other
  current assets                               322,517               139,886
                                         _____________          ____________

          Total Current Assets              11,922,617            12,406,662
                                         _____________          ____________

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          283,304               283,304
 Buildings                                   4,320,960             4,320,960
 Delivery equipment                            495,767               495,767
 Plant and refrigeration equipment           4,257,510             4,057,168
 Office equipment                              966,067               951,842
 Leasehold improvements                        221,227               217,680
                                         _____________          ____________

                                            10,544,835            10,326,721

 Less - accumulated depreciation             6,232,408             6,071,055
                                         _____________          ____________

                                             4,312,427             4,255,666
                                         _____________          ____________

OTHER ASSETS                                   134,235               135,535
                                         _____________          ____________

                                         $  16,369,279          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     133,333          $    133,333
 Accounts payable                            1,805,488             2,095,099
 Income taxes payable                          105,310               399,504
 Accrued salaries, commissions and
  bonuses                                       54,187               127,917
 Accrued employee group insurance              216,445               215,409
 Other accrued liabilities                     120,343                45,603
                                         _____________          ____________

         Total Current Liabilities           2,435,106             3,016,865

LONG-TERM DEBT - less current portion        5,483,334             5,031,667

DEFERRED INCOME TAXES                           48,900                48,900
                                         _____________          ____________

         Total Liabilities                   7,967,340             8,097,432
                                         _____________          ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,008,518 shares           1,008,518             1,008,518
 Additional paid-in capital                  2,841,570             2,841,570
 Retained earnings                           4,551,851             4,850,343
                                         _____________          ____________

         Total Stockholders' Equity          8,401,939             8,700,431
                                         _____________          ____________

                                         $  16,369,279          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                                  THREE MONTHS ENDED
                                          ___________________________________

                                            April 1,               March 26,
                                             1995                    1994
                                         _____________           ____________


NET SALES                                $  16,401,046           $ 15,810,183

COST OF GOODS SOLD                          13,346,804             12,926,461
                                         _____________           ____________

GROSS PROFIT                                 3,054,242              2,883,722
                                         _____________           ____________

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    3,275,030              3,013,820

INTEREST EXPENSE                                89,563                 49,245
                                         _____________           ____________

                                             3,364,593              3,063,065
                                         _____________           ____________

LOSS BEFORE INCOME TAXES                      (310,351)              (179,343)

INCOME TAX BENEFIT                             (52,200)               (67,300)
                                         _____________           ____________

NET LOSS                                 $    (258,151)          $   (112,043)
                                         _____________           ____________
                                         _____________           ____________

NUMBER OF SHARES USED IN COMPUTING
 LOSS AND CASH DIVIDENDS PER
 SHARE                                       1,008,518              1,013,852
                                         _____________           ____________
                                         _____________           ____________

NET LOSS PER SHARE                       $        (.26)          $       (.11)
                                         _____________           ____________
                                         _____________           ____________

CASH DIVIDENDS PER SHARE                 $         .04           $        .04
                                         _____________           ____________
                                         _____________           ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                  THREE MONTHS ENDED
                                          ___________________________________

                                            April 1,               March 26,
                                             1995                    1994
                                         _____________           ____________

Cash flows from operating activities:
 Net loss                                $   (258,151)           $  (112,043)
 Adjustments to reconcile net loss
  to net cash provided by (used for)
  operations:
  Depreciation                                161,353                126,920
  Gain on sale of property, plant and
   equipment                                   (3,599)                (7,913)

(Increase) decrease in assets:
 Accounts receivable, net                      40,940                185,282
 Inventories                                 (281,984)              (183,846)
 Prepaid expenses and other current
  assets                                     (182,631)              (102,351)
 Other assets                                   1,300                 12,719

Increase (decrease) in liabilities:
 Accounts payable                            (289,611)               919,263
 Income taxes payable                        (294,194)              (130,379)
 Accrued salaries, commissions and
  bonuses                                     (73,730)                28,802
 Accrued employee group insurance               1,036                 (2,423)
 Other accrued liabilities                     74,740                 68,142
                                         _____________           ____________

                                           (1,104,531)               802,173
                                         _____________           ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (218,113)              (166,549)
 Proceeds from sale of property,
  plant and equipment                           3,598                  7,912
                                         _____________           ____________

                                             (214,515)              (158,637)
                                         _____________           ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                             451,667               (593,333)
 Acquisition of treasury stock                      0                (11,003)
 Cash dividends                               (40,341)               (40,554)
                                         _____________           ____________

                                              411,326               (644,890)
                                         _____________           ____________

Net decrease in cash                         (907,720)                (1,354)
Cash at beginning of period                 1,361,207                238,286
                                         _____________           ____________

Cash at end of period                    $    453,487            $   236,932
                                         _____________           ____________
                                         _____________           ____________


<F1>
See Notes to Consolidated Financial Statements.

                          DOUGHTIE'S FOODS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 -

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the "Company") and its two majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995 and December 31, 1994, results of operations for the three months ended April 1, 1995 and March 26, 1994, and cash flows for the three months ended April 1, 1995 and March 26, 1994. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

Note 2 -

Finance receivables, consisting of retail installment sales contracts, include approximately $225,OOO and $200,OOO at April 1, 1995 and December 31, 1994, respectively, which will not become due within one year of the balance sheet date.

Note 3 -

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Because inventory valuations under the LIFO method are based on an annual determination, estimates must be made at interim dates of year-end costs and levels of inventories. The possi-bility of variations between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

Note 4 -

Cash paid for interest totaled $89,563 and $54,131 for the quarters ended April 1, 1995 and March 26, 1994, respectively.

Cash paid for income taxes totaled $234,000 and $4,100 for the quarters ended April 1, 1995 and March 26, 1994, respectively.

Note 5 -

During the third quarter of 1994, the Company entered into a joint venture agreement with a gourmet food business. The Company owns seventy percent of the joint venture, which did not commence operations until the fourth quarter of 1994.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

     Sales for the quarter ended April 1, 1995 were $16.4 million or 3.8% higher than sales for the prior year's first quarter of $15.8 million. Steady improvement has been accomplished in the commercial distribution and manufacturing sectors of the Company. The Company's gross profit margin (gross profit as a percentage of net sales) rose slightly during this period.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, increased to 19.96% in the first quarter of 1995 compared to 19.06% in the first quarter of 1994. Expenses associated with the Company's gourmet foods subsidiary, TWB Gourmet Foods, Inc., and rising health insurance costs were the main reasons for this increase.

     Interest expense for the quarter ended April 1, 1995 increased to 0.55% of sales compared to 0.31% of sales for the first quarter of 1994. Higher interest rates during 1995 together with increased borrowing levels were the cause of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax benefit was $52,200 for the quarter ended April 1, 1995 compared to an income tax benefit of $67,300 for the corresponding period of 1994. The lower effective tax benefit resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported a net loss of $258,151 or $.26 per share for the first quarter of 1995 compared to a net loss of $112,043 or $.11 per share in the first quarter of 1994. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.17 of the 1995 per share net loss.

Liquidity

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of April 1, 1995 and December 31, 1994 are set forth below:

                                       April 1,     December 31,
                                         1995           1994
                                    ____________    ____________

  Total Debt to Total Debt Plus
     Stockholders' Equity                .40             .37

  Current Assets to Current
     Liabilities                        4.90            4.11

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         11.11           13.06

     The ratio of current assets to current liabilities increased to 4.90 at April 1, 1995 from 4.11 at December 31, 1994 primarily due to a decrease in accounts payable and income taxes payable, along with an increase in long-term debt.

     The decrease in the Company's inventory turnover ratio reflects increased purchases of meat and other inventory in anticipation of the historical increase in the volume of sales in the second quarter of the year.

     On April 1, 1994, the Company entered into an agreement to sell certain properties in Carroll County, Maryland. The net book values of these properties total approximately $250,000. If all conditions of the sale are met, settlement will occur over a five-year period with a total sale price of $1,200,000. If settlement occurs, the Company intends to use the proceeds, net of applicable income taxes, to reduce its long-term debt.


Capital Resources

     The Company's debt financing at April 1, 1995, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at April 1, 1995, was 9.0%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of April 1, 1995, the Company had borrowed $4,650,000 against this credit line and had $2,850,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of April 1, 1995, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $966,667.

     While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

                     PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

Item 2.      Changes in Securities

     Not applicable.

Item 3.      Defaults upon Senior Securities

     Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.      Other Information

     Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

     (a)   Exhibits

           3(a).  Articles of Incorporation of the Company
(incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 29, 1984).

           3(b). Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
10-K for the year ended December 26, 1992).

           4(a). Amended and Restated Revolving Credit Agreement dated as of November 15, 1994, between the Company and Crestar Bank relating to a $7,500,000 revolving credit commitment (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           4(b). Amended and Restated Promissory Note dated November 15, 1994, made by the Company in favor of Crestar Bank in the principal amount of $7,500,000 (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(a)(1). Agreement dated October 24, 1992 between the Company and the Bakery, Confectionery and Tobacco Workers' International Union, Local No. 66 (incorporated by reference to
Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992).

           10(b)(1). Lease dated June 9, 1989 between the Company and Cardon Associates relating to premises located at 800-840 Florida Avenue, Portsmouth, Virginia (incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

           10(b)(2). Lease dated September 22, 1975 and Renewal of Lease dated March 6, 1980 between Doughtie's Barbecue of Maryland, Inc. and Tuxedo Properties relating to premises located at 5111 Creston Street, Tuxedo, Maryland (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 27, 1975 and Exhibit 10(b)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1980). Doughtie's Barbecue of Maryland, Inc., a wholly-owned subsidiary of the Company, was dissolved in December 1985.

           10(b)(3). Sublease Agreement dated May 6, 1985 between Doughtie's Barbecue of Maryland, Inc. and John Sexton & Co. relating to premises located at 5111 Creston Street, Tuxedo, Maryland (incorporated by reference to Exhibit 10(b)(3) to the Company's Annual Report on Form 10-K for the year ended December 28, 1985). Doughtie's Barbecue of Maryland, Inc., a wholly-owned subsidiary of the Company, was dissolved in December 1985.

           10(b)(4). Lease dated June 19, 1989 between Keen Leasing, Inc. of Carlisle, Pennsylvania and Doughtie's Foods, Inc. and related agreements relating to the sale and lease back of the Company's existing fleet of trucks (incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

           10(b)(5). Lease dated May 10, 1990 between Rouse-Teachers Properties, Inc. and Dutterer's of Manchester Corporation relating to premises located at 2700 Lord Baltimore Drive, Baltimore, Maryland (incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the year ended December 29, 1990).

           10(b)(6). Truck lease and Service Agreement dated May 2, 1991 between Lend Lease Trucks, Inc. and Dutterer's of Manchester Corporation and certain amendments thereto relating to the leasing of certain trucks (incorporated by reference to Exhibit 10(b)(10) to the Company's Annual Report on Form 10-K for the year ended December 28, 1991).

           10(b)(7). Industrial Lease Agreement dated as of August 17, 1994, between Wendell's Machine & Welding, Inc., lessor,
TWB Gourmet Foods, Inc., lessee, and Riddle Associates, Inc., agent, relating to premises located at 2620 Elmhurst Lane, Portsmouth, Virginia (incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the year ended December 31,
1994).

           10(c)(1). Amended and Restated Security Agreement dated as of November 15, 1994 made by the Company to Crestar Bank granting a security interest in inventory and certain intangibles (incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(c)(2). Security Agreement dated as of November 15, 1994, made by Dutterer's of Manchester Corporation to Crestar Bank granting a security interest in inventory and certain intangibles (incorporated by reference to Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(c)(3).  Guaranty Agreement dated as of November 15,
1994, made by Dutterer's of Manchester Corporation for the benefit of Crestar Bank (incorporated by reference to Exhibit 10(c)(3) to the Company's Annual Report on Form 10-K for the year ended
December 31, 1994).

           10(d)(1). Crestar Bank Defined Contribution Master Plan and Trust Agreement, Basic Plan Document #01, an employee benefit plan under which the Company became a participating employer on January 1, 1992 (incorporated by reference to Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992).

           10(d)(2). Crestar Bank Adoption Agreement #005, Non Standardized Code 401(k) Profit Sharing Plan, an agreement by which the Company became a participating employer in the Crestar Bank Defined Contribution Master Plan and Trust Agreement dated June 5, 1992 (incorporated by reference to Exhibit 10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992).

           10(e)(1). Stockholders' Agreement dated as of August 5, 1994, between TWB Gourmet Foods, Inc., the Company, and Loetitia Adam-St. James and Chris L. St. James (incorporated by reference to Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(e)(2). License Agreement dated as of August 5, 1994, between Chris L. James and Loetitia Adam-St. James, licensors, and TWB Gourmet Foods, Inc., licensee (incorporated by reference to Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(e)(3). Agreement dated as of August 5, 1994, between the Company and TWB Gourmet Foods, Inc., establishing a $600,000 line of credit (incorporated by reference to Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(e)(4).  Security Agreement dated as of August
5, 1994, made by TWB Gourmet Foods, Inc. to the Company granting the Company a security interest in accounts, equipment, inventory, and general intangibles (incorporated by reference to Exhibit 10(e)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(e)(5). Line of Credit Note dated August 5, 1994, made by TWB Gourmet Foods, Inc. in favor of the Company in the principal amount of $600,000 (incorporated by reference to Exhibit 10(e)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(f).  Agreement of Sale dated as of April 1,
1994, between Dutterer's of Manchester Corporation, seller, and Westwood Development of Manchester, Inc., buyer, relating to the sale of certain real property situated in Carroll County, Maryland (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended April 1, 1995.

     Pursuant to the requirements of the Securities Exchange
Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.


May  16, 1995                  By:   Marion S. Whitfield, Jr.
                                          (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Chief Accounting Officer)