Form 10-Q
period 1995-07-01
DOUGHTIES FOODS INC
filed 1995-08-14
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _July 1, 1995_________________

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

Common Stock, $1 par value - 1,008,518 shares as of August 11, 1995.

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                            July 1,            December 31,
                                             1995                   1994
                                         _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                                    $     315,218          $  1,361,207
 Accounts receivable, net:
  Trade                                      5,528,516             4,839,764
  Finance                                    1,092,577             1,279,467
  Officers and employees                        14,721                16,289
 Inventories                                 4,934,834             4,521,753
 Deferred income taxes                         248,296               248,296
 Prepaid expenses and other
  current assets                               453,414               139,886
                                         _____________          ____________

          Total Current Assets              12,587,576            12,406,662
                                         _____________          ____________

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          283,304               283,304
 Buildings                                   4,320,960             4,320,960
 Delivery equipment                            479,675               495,767
 Plant and refrigeration equipment           4,358,729             4,057,168
 Office equipment                              970,628               951,842
 Leasehold improvements                        225,909               217,680
                                         _____________          ____________

                                            10,639,205            10,326,721

 Less - accumulated depreciation             6,386,654             6,071,055
                                         _____________          ____________

                                             4,252,551             4,255,666
                                         _____________          ____________

OTHER ASSETS                                   132,935               135,535
                                         _____________          ____________

                                         $  16,973,062          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     133,333          $    133,333
 Accounts payable                            1,514,450             2,095,099
 Income taxes payable                                0               399,504
 Accrued salaries, commissions and
  bonuses                                       47,045               127,917
 Accrued employee group insurance              220,070               215,409
 Other accrued liabilities                     319,373                45,603
                                         _____________          ____________

         Total Current Liabilities           2,234,271             3,016,865

LONG-TERM DEBT - less current portion        6,370,000             5,031,667

DEFERRED INCOME TAXES                           48,900                48,900
                                         _____________          ____________

         Total Liabilities                   8,653,171             8,097,432
                                         _____________          ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,008,518 shares           1,008,518             1,008,518
 Additional paid-in capital                  2,841,570             2,841,570
 Retained earnings                           4,469,803             4,850,343
                                         _____________          ____________

         Total Stockholders' Equity          8,319,891             8,700,431
                                         _____________          ____________

                                         $  16,973,062          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                              QUARTERS ENDED                           SIX MONTHS ENDED
                                    ________________________________         _______________________________

                                       July 1,            June 25,               July 1,            June 25,
                                        1995                1994                  1995                1994
                                    _____________       ____________         _____________       ____________


NET SALES                           $  21,022,912       $  19,538,624        $  37,423,958      $ 35,348,807

COST OF GOODS SOLD                     17,379,825          15,728,739           30,726,629        28,655,200
                                    _____________       _____________        _____________      ____________

GROSS PROFIT                            3,643,087           3,809,885            6,697,329         6,693,607
                                    _____________       _____________        _____________      ____________

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,509,822           3,354,496            6,784,852         6,368,316

INTEREST EXPENSE                          128,373              75,312              217,936           124,557
                                    _____________       _____________        _____________      ____________

                                        3,638,195           3,429,808            7,002,788         6,492,873
                                    _____________       _____________        _____________      ____________

INCOME (LOSS) BEFORE INCOME TAXES           4,892             380,077             (305,459)          200,734

INCOME TAX EXPENSE (BENEFIT)               46,600             142,600               (5,600)           75,300
                                    _____________       _____________        _____________      ____________

NET INCOME (LOSS)                   $     (41,708)      $     237,477        $    (299,859)     $    125,434
                                    _____________       _____________        _____________      ____________
                                    _____________       _____________        _____________      ____________

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS AND CASH DIVIDENDS PER
 SHARE                                  1,008,518           1,010,918            1,008,518         1,012,385
                                    _____________       _____________        _____________      ____________
                                    _____________       _____________        _____________      ____________

EARNINGS (LOSS) PER SHARE           $        (.04)      $         .23        $        (.30)     $        .12
                                    _____________       _____________        _____________      ____________
                                    _____________       _____________        _____________      ____________

CASH DIVIDENDS PER SHARE            $         .04       $         .04        $         .08      $        .08
                                    _____________       _____________        _____________      ____________
                                    _____________       _____________        _____________      ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                   SIX MONTHS ENDED
                                         ____________________________________

                                             July 1,               June 25,
                                              1995                   1994
                                         _____________           ____________


Cash flows from operating activities:
 Net income (loss)                       $   (299,859)           $   125,434
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operations:
  Depreciation                                326,971                246,975
  (Gain) loss on sale of property, plant
   and equipment                                  471                 (8,669)

(Increase) decrease in assets:
 Accounts receivable, net                    (500,294)              (158,456)
 Inventories                                 (413,081)              (859,333)
 Prepaid expenses and other current
  assets                                     (313,528)              (203,028)
 Other assets                                   2,600                 12,719

Increase (decrease) in liabilities:
 Accounts payable                            (580,649)               161,051
 Income taxes payable                        (399,504)                46,158
 Accrued salaries, commissions and
  bonuses                                     (80,872)                39,405
 Accrued employee group insurance               4,661                 25,222
 Other accrued liabilities                    273,770                220,043
                                         _____________           ____________

                                           (1,979,314)              (352,479)
                                         _____________           ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (328,175)              (235,387)
 Proceeds from sale of property,
  plant and equipment                           3,848                  8,668
                                         _____________           ____________

                                             (324,327)              (226,719)
                                         _____________           ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                           1,338,333                873,334
 Acquisition of treasury stock                      0                (11,003)
 Cash dividends                               (80,681)               (80,991)
                                         _____________           ____________

                                            1,257,652                781,340
                                         _____________           ____________

Net increase (decrease) in cash            (1,045,898)               202,142
Cash at beginning of period                 1,361,207                238,286
                                         _____________           ____________

Cash at end of period                    $    315,218            $   440,428
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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 1, 1995 and December 31, 1994, results of operations for the quarters ended July 1, 1995 and June 25,1994 and the six months ended July 1, 1995 and June 25,1994, and cash flows for the six months ended July 1, 1995 and June 25, 1994. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

Note 2 -

Finance receivables, consisting of retail installment sales contracts, include approximately $225,OOO and $200,OOO at July 1, 1995 and December 31, 1994, respectively, which will not become due within one year of the balance sheet date.

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

Note 4 -

Cash paid for interest totaled $128,373 and $79,409 for the quarters ended July 1, 1995 and June 25, 1994 and $217,936 and $133,540 for
the six months ended July 1, 1995 and June 25, 1994, respectively.

Cash paid for income taxes totaled $217,000 and $42,641 for the quarters ended July 1, 1995 and June 25, 1994 and $451,000 and
$46,741 for the six months ended July 1, 1995 and June 25, 1994, respectively.

Note 5 -

During the third quarter of 1994, the Company entered into a joint venture agreement with a gourmet food business. The Company owns seventy percent of the joint venture, which did not commence operations until the fourth quarter of 1994.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

     Sales for the quarter ended July 1, 1995 were $21.0 million or 7.6% higher than sales for the prior year's second quarter of $19.5 million. Sales for the six months ended July 1, 1995 were $37.4 million or 5.9% higher than sales of $35.3 million for the prior year's first six months. Steady improvement has been accomplished in the commercial distribution and manufacturing sectors of the Company.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 19.5% in the quarter ended June 25, 1994 to 17.3% for the quarter ended July 1, 1995. The gross profit margin for the six months decreased from 18.9% in 1994 to 17.9% in 1995. The overhead costs associated with the start-up of the gourmet food operation were the major cause of the decline in gross profit margin.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales remained relatively stable for both the quarter and six months ended July 1, 1995 compared to corresponding periods in 1994.

     Interest expense for the quarter ended July 1, 1995 increased to .61% of sales compared to .39% of sales for the second quarter of 1994 and increased to .58% of sales for the six months ended
July 1, 1995 compared to .35% of sales for the first six months of 1994. Higher interest rates during 1995 together with increased borrowing levels were the causes of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax benefit was $5,600 for the six months ended July 1, 1995 compared to an income tax expense of $75,300 for the corresponding period of 1994. The lower effective tax rate in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported a net loss of $299,859 or $.30 per share for the first six months of 1995 compared to net income of $125,434 or $.12 per share in the first six months of 1994. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.29 of the 1995 per share net loss.

Liquidity

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of July 1, 1995 and December 31, 1994 are set forth below:

                                       July 1,     December 31,
                                         1995           1994
                                    ____________    ____________

  Total Debt to Total Debt Plus
     Stockholders' Equity                .44             .37

  Current Assets to Current
     Liabilities                        5.63            4.11

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         12.45           13.06

     The ratio of current assets to current liabilities increased to 5.63 at July 1, 1995 from 4.11 at December 31, 1994 primarily due to a decrease in accounts payable and income taxes payable, along with an increase in long-term debt and accounts receivable.

     The decrease in the Company's inventory turnover ratio reflects increased purchases of meat and other inventory in anticipation of the historical increase in the volume of sales in the third quarter of the year.

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

     On July 20, 1995, the Company sold certain other properties located in Carroll County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,000. The cash was used to reduce the Company's long-term debt.

Capital Resources

     The Company's debt financing at July 1, 1995, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at July 1, 1995, was 8.75%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of July 1, 1995, the Company had borrowed $5,570,000 against this credit line and had $1,930,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of July 1, 1995, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $933,333.

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

           10(e)(2). License Agreement dated as of August 5, 1994, between Chris L. St. James and Loetitia Adam-St. James, licensors, and TWB Gourmet Foods, Inc., licensee (incorporated by reference to Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

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

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended July 1, 1995.

     Pursuant to the requirements of the Securities Exchange
Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.


August 11, 1995                By:   Marion S. Whitfield, Jr.
                                          (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Chief Accounting Officer)