Form 10-Q
period 1995-09-30
DOUGHTIES FOODS INC
filed 1995-11-13
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _September 30, 1995_________________

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

Common Stock, $1 par value - 1,005,518 shares as of November 7, 1995.

                  PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                         September 30,           December 31,
                                             1995                   1994
                                         _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                                    $     989,007          $  1,361,207
 Accounts receivable, net:
  Trade                                      5,798,117             4,839,764
  Finance                                            0             1,279,467
  Officers and employees                         5,227                16,289
 Inventories                                 5,221,286             4,521,753
 Deferred income taxes                         248,296               248,296
 Prepaid expenses and other
  current assets                               398,820               139,886
                                         _____________          ____________

          Total Current Assets              12,660,753            12,406,662
                                         _____________          ____________

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               283,304
 Buildings                                   4,290,985             4,320,960
 Delivery equipment                            375,409               495,767
 Plant and refrigeration equipment           4,268,585             4,057,168
 Office equipment                              682,117               951,842
 Leasehold improvements                        157,619               217,680
                                         _____________          ____________

                                            10,055,542            10,326,721

 Less - accumulated depreciation             5,861,646             6,071,055
                                         _____________          ____________

                                             4,193,896             4,255,666
                                         _____________          ____________

OTHER ASSETS                                 1,159,132               135,535
                                         _____________          ____________

                                         $  18,013,781          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     133,333          $    133,333
 Accounts payable                            1,853,122             2,095,099
 Income taxes payable                                0               399,504
 Accrued salaries, commissions and
  bonuses                                       45,993               127,917
 Accrued employee group insurance              226,780               215,409
 Other accrued liabilities                     358,164                45,603
                                         _____________          ____________

         Total Current Liabilities           2,617,392             3,016,865

LONG-TERM DEBT - less current portion        7,201,667             5,031,667

DEFERRED INCOME TAXES                           48,900                48,900
                                         _____________          ____________

         Total Liabilities                   9,867,959             8,097,432
                                         _____________          ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,005,518 shares           1,005,518             1,008,518
 Additional paid-in capital                  2,832,570             2,841,570
 Retained earnings                           4,307,734             4,850,343
                                         _____________          ____________

         Total Stockholders' Equity          8,145,822             8,700,431
                                         _____________          ____________

                                         $  18,013,781          $ 16,797,863
                                         _____________          ____________
                                         _____________          ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
<F1>

                                              QUARTERS ENDED                              NINE MONTHS ENDED
                                    ____________________________________         ___________________________________

                                    September 30,           September 24,        September 30,          September 24,
                                        1995                   1994                  1995                    1994
                                    _____________           ____________         _____________           ____________


NET SALES                           $  21,273,919           $  19,462,662        $  58,697,877           $ 54,811,469

COST OF GOODS SOLD                     17,867,469              15,848,105           48,594,098             44,503,305
                                    _____________           _____________        _____________           ____________

GROSS PROFIT                            3,406,450               3,614,557           10,103,779             10,308,164
                                    _____________           _____________        _____________           ____________

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,384,705               3,288,711           10,169,557              9,657,027

INTEREST EXPENSE                          124,493                  74,504              342,429                199,061
                                    _____________           _____________        _____________           ____________

                                        3,509,198               3,363,215           10,511,986              9,856,088
                                    _____________           _____________        _____________           ____________

INCOME (LOSS) BEFORE INCOME TAXES        (102,748)                251,342             (408,207)               452,076

INCOME TAX EXPENSE                         19,100                  94,200               13,500                169,500
                                    _____________           _____________        _____________           ____________

NET INCOME (LOSS)                   $    (121,848)          $     157,142        $    (421,707)          $    282,576
                                    _____________           _____________        _____________           ____________
                                    _____________           _____________        _____________           ____________

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS AND CASH DIVIDENDS PER
 SHARE                                  1,008,518               1,010,918            1,008,518              1,011,896
                                    _____________           _____________        _____________           ____________
                                    _____________           _____________        _____________           ____________

EARNINGS (LOSS) PER SHARE           $        (.12)          $         .16        $        (.42)          $        .28
                                    _____________           _____________        _____________           ____________
                                    _____________           _____________        _____________           ____________

CASH DIVIDENDS PER SHARE            $         .04           $         .04        $         .12           $        .12
                                    _____________           _____________        _____________           ____________
                                    _____________           _____________        _____________           ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                  NINE MONTHS ENDED
                                          ___________________________________

                                         September 30,          September 24,
                                             1995                    1994
                                         _____________           ____________

Cash flows from operating activities:
 Net income (loss)                       $   (421,707)           $   282,576
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operations:
  Depreciation                                490,907                362,719
  Gain on sale of property, plant
   and equipment                             (133,130)               (11,134)

(Increase) decrease in assets:
 Accounts receivable, net                     332,176                304,699
 Inventories                                 (699,533)            (1,325,424)
 Prepaid expenses and other current
  assets                                     (258,934)              (278,377)
 Other assets                              (1,023,597)               (64,756)

Increase (decrease) in liabilities:
 Accounts payable                            (241,977)               683,049
 Income taxes payable                        (399,504)               137,838
 Accrued salaries, commissions and
  bonuses                                     (81,924)                28,948
 Accrued employee group insurance              11,371                 35,698
 Other accrued liabilities                    312,561                220,669
                                         _____________           ____________

                                           (2,113,291)               376,505
                                         _____________           ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (435,465)              (552,565)
 Proceeds from sale of property,
  plant and equipment                         139,458                 11,133
                                         _____________           ____________

                                             (296,007)              (541,432)
                                         _____________           ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                           2,170,000                270,000
 Acquisition of treasury stock                (12,000)               (11,003)
 Cash dividends                              (120,902)              (121,428)
                                         _____________           ____________

                                            2,037,098                137,569
                                         _____________           ____________

Net decrease in cash                         (372,200)               (27,358)
Cash at beginning of period                 1,361,207                238,286
                                         _____________           ____________

Cash at end of period                    $    989,007            $   210,928
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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, results of operations for the quarters ended September 30, 1995 and September 24,1994 and the nine months ended September 30, 1995 and September 24,1994, and cash flows for the nine months ended September 30, 1995 and September 24, 1994. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

Note 2 -

On April 1, 1994, the Company entered into an agreement to sell certain properties in Carrol County, Maryland. The net book values of these properties total approximately $250,000. If all conditions of the sale are met, settlement will occur over a five- year period with a total sale price of $1,200,000. If settlement occurs, the Company intends to use the proceeds, net of applicable income taxes, to reduce its long-term debt.

On July 20, 1995, the Company sold certain other properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,000. The cash was used to reduce the Company's long-term debt. The net gain on the sale was $130,000.

On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a
Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS.
All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash downpayment and the balance of $1,038,756 in the form of a secured note, which is included in the Other Assets section of the Consolidated Balance Sheet. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank.
The assets were sold primarily at net book value, except for finance receiv-ables which were discounted by ten percent. The net loss on the sale, including abandoned assets and other write-offs, was $96,498.


Note 3 -

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Because inventory valuations under the LIFO method are based on an annual determination, estimates must be made at interim dates of year-end costs and levels of inventories. The possibility of variations between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

Note 4 -

Cash paid for interest totaled $124,493 and $74,995 for the quarters ended September 30, 1995 and September 24, 1994 and $342,429 and
$208,535 for the nine months ended September 30, 1995 and September 24, 1994, respectively.

Cash paid for income taxes totaled $5,676 and $15,777 for the quarters ended September 30, 1995 and September 24, 1994 and $456,676 and $62,518 for the nine months ended September 30, 1995 and September 24, 1994, respectively.

Note 5 -

During the third quarter of 1994, the Company entered into a joint venture agreement with a gourmet food business. The Company owns seventy percent of the joint venture, which did not commence operations until the fourth quarter of 1994.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

     Sales for the quarter ended September 30, 1995 were $21.3 million or 9.3% higher than sales for the prior year's third quarter of $19.5 million. Sales for the nine months ended September 30, 1995 were $58.7 million or 7.1% higher than sales of $54.8 million for the prior year's first nine months. Steady improvement has been accom-plished in the commercial distribution and manufacturing sectors of the Company.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 18.6% in the quarter ended September 24, 1994 to 16.0% for the quarter ended September 30, 1995. The gross profit margin for the nine months decreased from 18.8% in 1994 to 17.2% in 1995. The overhead costs associated with the start-up of the gourmet food operation were the major cause of the decline in gross profit margin. Increased manufacturing costs associated with a new product line also contributed to this decline.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales remained relatively stable for both the quarter and nine months ended September 30, 1995 compared to corresponding periods in 1994.

     Interest expense for the quarter ended September 30, 1995 increased to .59% of sales compared to .38% of sales for the third quarter of 1994 and increased to .58% of sales for the nine months ended September 30, 1995 compared to .36% of sales for the first nine months of 1994. Higher interest rates during 1995 together with increased borrowing levels were the causes of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $13,500 for the nine months ended September 30, 1995 compared to an income tax expense of $169,500 for the corresponding period of 1994. The lower effective tax rate in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported a net loss of $421,700 or $.42 per share for the first nine months of 1995 compared to net income of $282,600 or $.28 per share in the first nine months of 1994. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.44 of the 1995 per share net loss.

Liquidity

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of September 30, 1995 and December 31, 1994 are set forth below:



                               September 30,   December 31,
                                   1995            1994
                               ____________    ____________

Total Debt to Total Debt Plus
  Stockholders' Equity              .47             .37

Current Assets to Current
  Liabilities                      4.84            4.11

Inventory Turnover (The
  Annualized Cost of Goods
  Sold to Ending Inventory)       12.41           13.06


     The ratio of current assets to current liabilities increased to
4.84 at September 30, 1995 from 4.11 at December 31, 1994 primarily due to a decrease in accounts payable and income taxes payable, along with an increase in long-term debt. The increase in long-term debt is primarily due to the funding of the gourmet food joint venture start-up business.

     On April 1, 1994, the Company entered into an agreement to sell certain properties in Carrol County, Maryland. The net book values of these properties total approximately $250,000. If all conditions of the sale are met, settlement will occur over a five-year period with a total sale price of $1,200,000. If settlement occurs, the Company intends to use the proceeds, net of applicable income taxes, to reduce its long-term debt.

     On July 20, 1995, the Company sold certain other properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,000. The cash was used to reduce the Company's long-term debt. The net gain on the sale was $130,000.

     On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon
W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash downpayment and the balance of $1,038,756 in the form of a secured note, which is included in the Other Assets section of the Consolidated Balance Sheet. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receiv-ables which were discounted by ten percent. The net loss on the sale, including abandoned assets and other write-offs, was $96,498.


Capital Resources

     The Company's debt financing at September 30, 1995, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at September 30, 1995, was 8.75%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of September 30, 1995, the Company had borrowed $6,435,000 against this credit line and had $1,065,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of September 30, 1995, the Company had fully utilized the Industrial
Revenue Bond and the outstanding balance was $900,000.

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

           10(g)(1).  Closing Agreement dated as of September 3,
1995, among Dutterer's of Manchester Corporation, Doughtie's Foods, Inc., Value Added Food Services, Inc., Vernon W. Mules, and Kathryn
M. Mules.

           10(g)(2). Term Note of Value Added Food Services, Inc. dated as of September 3, 1995, in the original principal amount of $1,077,821.00.

           10(g)(3).  Amendment to Term Note dated as of October
1, 1995, between Value Added Food Services, Inc. And Dutterer's of Manchester Corporation.

           10(g)(4). Assumption of Liabilities and Obligations dated as of September 3, 1995, by Value Added Food Services, Inc. and Vernon W. Mules and Kathryn M. Mules for the benefit of Dutterer's of Manchester Corporation and Doughtie's Foods, Inc.

           10(g)(5).  Bill of Sale dated as of September 3,
1995 by Doughtie's Foods, Inc. and Dutterer's of Manchester
Corporation to Value Added Food Services, Inc.

           10(g)(6). Guaranty dated as of September 3, 1995, by Kathryn M. Mules, in favor of Dutterer's of Manchester
Corporation.

           10(g)(7). Guaranty dated as of September 3, 1995, by Vernon W. Mules, in favor of Dutterer's of Manchester
Corporation.

           10(g)(8).  Security Agreement dated as of September
3, 1995, between Value Added Food Services, Inc. And Dutterer's of Manchester Corporation.

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.


     Pursuant to the requirements of the Securities Exchange
Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.


November 13, 1995                By:   Marion S. Whitfield, Jr.
                                          (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Chief Accounting Officer)