Form 10-K
period 1995-12-30
DOUGHTIES FOODS INC
filed 1996-03-29
CIK 29850

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 2O549


(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended    December 30, 1995
                                         ----------------------

                                OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                    to
                                            -----------------

            ------------------


                         Commission file number 0-7166



                             DOUGHTIE'S FOODS, INC.
            (Exact name of Registrant as specified in its charter)


          VIRGINIA                                      54-0903892
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                   identification number)


               2410 WESLEY STREET, PORTSMOUTH, VIRGINIA 23707
                  (Address of principal executive offices)


Registrant's telephone number, including area code:  (804) 393-6007


Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   X    Yes          No
                                                -------      -------


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                   X
                                                                -------

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1996 (See Note, Item 5, for explanation of calculation):

                                                          $ 1,488,188
                                                        ----------------


Indicate the number of shares of Common Stock outstanding as of March 14, 1996:

                                                            1,000,627

                                                      -----------------


                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant's proxy statement for its annual meeting of stockholders scheduled for May 23, 1996.

PART I.
-------

ITEM 1.   BUSINESS
------------------


General
-------

     Doughtie's Foods, Inc. (the "Company") was incorporated in Virginia in November 1971 to engage in the sale and distribution of a wide variety of meat and seafood products and other food items. Many of the meat and seafood products sold by the Company are manufactured, processed or produced by it, while other food items sold by the Company, such as fruits, vegetables, condiments, and seasonings, are purchased by the Company from other sources. The Company sells to commercial and institutional customers, including supermarkets, restaurants, cafeterias, independent food distributors, schools, hospitals, and other public and private facilities. The Company's marketing area covers the central, northern, and eastern portions of Virginia, as well as Maryland, Washington, D.C., portions of North Carolina, and small areas of Delaware. The Company's manufactured products, which are sold through brokers, are marketed in approximately 30 states.

     In August 1994, the Company entered into a joint venture with Loetitia Adam-St. James and Chris L. St. James (collectively, the "St. James"), trading as Thunder Bay Gourmet Foods, who manufactured and sold a line of specialty gourmet food products (the "Thunder Bay Line"). Under the terms of the joint venture agreement, (i) the Company and the St. James formed TWB Gourmet Foods, Inc., a Virginia corporation ("TWB"), (ii) TWB acquired substantially all of the assets of Thunder Bay Gourmet Foods, and (iii) the St. James and TWB entered into a license agreement granting TWB a perpetual, exclusive license and right to manufacture, sell, market, advertise, promote and exploit the Thunder Bay Line, and to use the related trademarks, including "Thunder Bay," worldwide. The Company owns seventy percent of the outstanding capital stock of TWB. The remaining thirty percent of TWB is owned by the St. James, who are continuing to manage the business. The Company has provided TWB with a $600,000 line of credit for general working capital purposes, including inventory, equipment and building improvement financing. The line of credit is secured by liens on TWB's equipment, accounts, inventories, and general intangibles. TWB's facilities are located in Portsmouth, Virginia. TWB commenced operations during the fourth quarter of 1994. During the fourth quarter of 1995, the Company determined to exit the gourmet foods business as TWB has incurred substantial net operating losses since its inception. Accordingly, the Company incurred a $763,000 pretax charge in the fourth quarter to reduce the carrying value of TWB's fixed assets and inventories to estimated net realizable value and to provide for other costs to exit this business.

     In September 1995, the Company sold substantially all of the assets of its Home Food Service operation (the "Home Food Service") to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note, which is included in the Other Assets section of the Company's consolidated balance sheet at December 30, 1995. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by ten percent. The net loss on the sale, including abandoned assets and other write-offs, was $96,000.


Products
--------

     The Company operates processing and manufacturing facilities in Portsmouth, Virginia. These facilities are primarily involved in the manufacture of pork and beef barbecue, hot dog sauce, meat loaf, chili and other cooked meat products. Its subsidiary, TWB, also manufactures and sells a line of specialty gourmet food products that are used commercially.

     The Company markets many of its products under its own label. Most of its products are packaged under the registered trade name and service mark "Doughtie's." Registration covering this mark remains in force twenty years from the date of registration and may be renewed for periods of twenty years. The Company's subsidiary, TWB, also holds a perpetual, exclusive license to use the mark, "Thunder Bay."

     The Company relies on several sources for the raw materials necessary for these operations. Beef and pork are acquired from meat wholesalers, including foreign sources, depending upon the quality and cost. Storage capacity is available at each location, so that sufficient meat inventories may be stored to provide continuous production and to enable the Company to take advantage of favorable market conditions.

     Other supplies required for these operations, such as seasonings and sauces, are generally available. The Company guards against occasional shortages by warehousing a substantial supply of those items in which shortages might develop. The Company has no long-term supply contracts with respect to any of its raw material requirements. Packaging materials can be obtained from several sources and are stocked in sufficient quantities to provide continuous availability.

     The Company offers to its institutional and commercial customers a broad range of food items in addition to its meat products, including frozen, refrigerated, canned, and dry items in the seafood, fruit, vegetable, and other lines. Most items needed by such customers for the operation of their business are offered by the Company, including eggs, produce, staples such as flour and sugar, restaurant supplies, and a limited amount of cooking and processing equipment. Availability of such items is generally good. The Company has no material long-term contracts with respect to any of such items.


Marketing and Distribution
--------------------------

     The Company maintains a central distribution center in Portsmouth, Virginia, from which it handles the Company's commercial and institutional food sales.

     Sales of products manufactured or processed by the Company, as well as sales of products purchased by the Company from others, are made through a system of advance salespersons who take orders for subsequent delivery. A fleet of approximately 36 trucks and 10 trailers is employed in the delivery phase of the wholesale operations. The Company experiences increased sales to customers in resort areas and parks during the summer months as a result of increased patronage of these businesses. The decline in sales to such customers during the winter months is partially offset by sales to schools.

     Prior to September 1995, the Company offered a Home Food Service from which individuals could purchase a complete line of food and related items and, if desired, a home freezer. Members of the Service could order any item offered under the Service at any time and in any reasonable quantity. The Service was offered in portions of Delaware, Pennsylvania, Virginia and West Virginia and throughout the eastern and central portions of Maryland through Dutterer's of Manchester Corporation, a wholly owned subsidiary of the Company ("Dutterer's"). The Company operated facilities in Portsmouth, Virginia and in Baltimore, Maryland, in connection with the Service. In September 1995, the Company sold substantially all of the assets of the Service to VAFS and ceased operations in the consumer portion of its business due to unprofitability. See ITEM I, PART 1, BUSINESS: General.


Customers
---------

     None of the Company's customers accounted for 10% or more of the Company's consolidated revenue in fiscal year 1995.


Competition
-----------

     The Company's manufacturing and food processing, and commercial and institutional food distribution operations face substantial competition from other manufacturers and food distributors in the region. There are many companies engaged in one or more of the same areas of the industry as the Company, some of which are national companies having greater resources and sales than the Company. There are also a large number of regional and local companies that compete with the Company. Within these areas of the food industry, competition is based primarily upon price, service, and product quality. The Company believes it is reasonably competitive with respect to all of these factors.


Research and Development
------------------------

     The Company is constantly seeking to develop new products, techniques, and formulas for processed products. It maintains a technical services department which has responsibility for testing new food preparation methods, various ingredient mixtures, quality control, analytical procedures, and related matters. One employee of the Company spends a majority of his time on such matters, and a number of additional employees devote varying amounts of time (but in no case a majority of their time) to such activities. The estimated dollar amounts spent on developmental activities were $137,000 in 1993, $143,000 in 1994, and $145,000 in 1995, all Company-sponsored.


Backlog
-------

     Due to the nature of its business, the Company does not have a material amount of backlog at any given time.


Regulation
----------

     The Company's facilities are subject to U.S. Department of Agriculture inspection pursuant to the Federal Meat Inspection Act covering all facets of the manufacturing and processing procedures. Government inspectors are regularly assigned to the Company's facilities. The raw materials used, product contents, general cleanliness of the facilities, and the care and storage of the products are all subject to review by inspectors.

     In addition, the Company is subject to various other statutes, such as the Federal Food, Drug and Cosmetic Act, the Consumer Product Safety Act, the Occupational Safety and Health Act, and various consumer credit acts, regulating ingredients, packaging, general working conditions for employees, vehicles, credit, and other matters. The Company has not experienced any unusual difficulty in complying with such regulations.

     Although the Company has never experienced a fuel shortage, its operations could be adversely affected if sufficient quantities of diesel or other fuels could not be obtained due to shortages or for other reasons. Most of the Company's facilities are heated, and most equipment operated, with natural gas.

     The Company has not experienced any unusual difficulty in complying with environmental regulations at any of its facilities. The Portsmouth facility is subject to open air burning restrictions which require refuse to be hauled off the premises rather than burned.


Employees
---------

     As of December 30, 1995, the Company had approximately 255 employees. Approximately 51 of these employees working at the Company's Portsmouth facilities are members of the Bakery, Confectionery and Tobacco Workers' International Union, AFL-CIO, under a contract which expired in October, 1995. The Company and the union are currently negotiating a new contract.


Executive Officers
------------------

     STEVEN C. HOUFEK, 47, is the Company's President and Chief
Executive Officer. Mr. Houfek has been President of the Company since August 1992 and was named Chief Executive Officer in May 1994. Prior to May 1992, Mr. Houfek held various management positions with the Company, including Executive Vice President from May 1987 to May 1992.

     VERNON W. MULES, 66, is Chairman of the Board of Directors of the Company. Prior to May 1994, Mr. Mules served as the Company's Chief Executive Officer.

     MARION S. WHITFIELD, JR., 50, has served as Senior Vice President of the Company since May 1987. He served as Vice President of the Company from May 1983 until May 1987.

     MICHAEL S. LAROCK, 32, joined the Company in November 1994 and has served as the Company's Treasurer and Secretary since that time. Prior to November 1994, Mr. LaRock was an accountant with Price Waterhouse LLP in Norfolk, Virginia.

     THOMAS G. BROWN, 52, has served as Vice President - Purchasing, Food Service Division since February 1994. Prior to that time, he was Director of Purchasing, Food Service Division.

     WILLIAM E. MOODY, JR., 46, has been Vice President - Sales, Food Service Division since February 1994. Prior to that time, he was Sales Manager, Food Service Division.

     JERRY D. NIXON, 39, was elected Vice President - Government Contract Operations, in February 1996. Mr. Nixon served as Vice President - Operations, Food Service Division from February 1994 until February 1996. Prior to that time, Mr. Nixon was Operations Manager, Food Service Division.

     LEVIS E. COTHRAN, 45, was elected Vice President - Operations and Sales, Manufacturing Division, in October 1995. Between May 1994 and October 1995, Mr. Cothran served as Vice President - Sales and Marketing, Manufacturing Division. Between 1991 and 1994, Mr. Cothran served as Sales Manager, Manufacturing Division. Prior to 1991, Mr. Cothran was employed by Jac Pac Foods.

     WILLIAM G. RATLIFF, 40, was elected Vice President - Operations, Food Service Division in February 1996. Since joining the Company in October 1994, Mr. Ratliff has served as Project Manager. Prior to October 1994, Mr. Ratliff was a United States Navy Supply Corps Officer.

     ROBERT F. HORTON, 28, was elected Vice President - Food Service Division in February 1996. Mr. Horton has served as a district sales manager for the Company's Food Service Division since October 1995. Prior to that time, he was Program Accounts Manager.


ITEM 2.   PROPERTIES
--------------------

     The principal facilities of the Company and its subsidiaries are listed below. Except as noted, all are fully utilized by the Company and are adequate for the Company's purposes and needs.

     (a) The Company owns approximately 10.2 acres of land in Portsmouth, Virginia, on which are located a building complex, including manufacturing facilities, cooler, freezer, and dry storage warehousing, complete truck docking facilities, a garage, and the Company's principal executive offices. The Company's $2,000,000 Industrial Revenue Bond is secured by a lien on this property. In December 1991, the Company completed the construction of an addition to the building complex housing the manufacturing operations transferred from the Manchester, Maryland plant.

     (b) The Company's wholly-owned subsidiary, Dutterer's of Manchester Corporation, owns approximately 4.5 acres of land in Manchester, Maryland, on which are located a 20,000 square foot packing house with a stock yard and sewage plant. An adjacent 45-acre farm is leased by the subsidiary on a year-to-year basis to a private farm operator. In December, 1991, the Company transferred the operations of its Manchester facility to its Portsmouth, Virginia plant.

     (c) The Company leases approximately 15,000 square feet of warehouse space in Portsmouth, Virginia. This property is leased on a month to month basis with monthly rental payments of $1,875.

     (d) TWB leases approximately 6,618 square feet of office, warehouse and manufacturing space in a building in Portsmouth, Virginia, under a lease which calls for monthly rental payments of $1,475 until September 30, 1995, and $1,625 per month thereafter. This lease expires in September, 1996. The lease includes an option to purchase the premises at any time prior to the expiration of the term.

     (e) The Company leases approximately 16,597 square feet of warehouse and office space in a warehouse building in Norfolk, Virginia, under a lease which calls for monthly rental payments of $5,600. This lease expires in February, 1997, and includes four one-year renewal options.

     (f) The Company subleases approximately 3,000 square feet of freezer space in a warehouse building in Norfolk, Virginia, under a lease which calls for monthly rental payments of $3,000. This lease expires in February, 1997, and includes four one-year renewal options.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     None.

PART II.
--------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
-----------------------------------------------------------


Market and Price Information
----------------------------

     The Company's common stock, $1.00 par value (the "Common Stock"), is traded in the over-the-counter market. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated, as reported by the Dow Jones Historical Stock Quote Reporter Service.

                             First Quarter     Second Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1994          4-1/4    3-1/2    4-1/4    3-1/2
               1995          4-1/4    4-1/4    4-1/2    3-1/2

                             Third Quarter     Fourth Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1994          4-3/4    3-1/2    4-1/2    4
               1995          4-1/2    3-1/2    4-3/8    3-3/8


     The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported.


Number of Stockholders
----------------------

     As of March 14, 1996, there were 291 record holders of the Common
Stock.


Dividends
---------

     The cash dividends declared per common share by quarter for the two most recent fiscal years are summarized below.

                                   1995              1994
                                  -----             -----

         First Quarter            $ .04             $ .04
         Second Quarter             .04               .04
         Third Quarter              .04               .04
         Fourth Quarter             .04               .04
                                  -----             -----
                  Total           $ .16             $ .16
                                  -----             -----
                                  -----             -----


     Management presently expects to continue declaring quarterly cash dividends if it proves possible to do so.

NOTE:    The aggregate market value of voting stock held by
----- non-affiliates of the registrant as of March 14, 1996, shown on the cover page was calculated as follows. The number of shares beneficially owned by the officers and directors of the Company as a group or by members of the Doughtie family was subtracted from 1,000,627, the total number of shares outstanding on that date. The resulting figure was then multiplied by $3-3/4, the average of the bid and asked prices of the Company's stock in the over-the-counter market on that date. The Foregoing calculation should not be deemed an admission that any of the officers and directors of the Company or any of the members of The Doughtie family are "affiliates."

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------


                                     1995           1994           1993           1992           1991
                                     ----           ----           ----           ----           ----





Net sales                      $ 76,585,835   $ 73,368,742   $ 70,771,064   $ 70,732,054   $ 72,175,584

Income (loss) before
  cumulative effect of
  change in accounting
  for income taxes             $ (1,212,284)  $    364,073   $    141,109   $    (90,403)  $    288,088

Cumulative effect of
  change in accounting
  for income taxes             $       -      $       -      $    134,000   $       -      $       -

Net income (loss)              $ (1,212,284)  $    364,073   $    275,109   $    (90,403)  $    288,088

Weighted average number
  of shares outstanding           1,007,768      1,011,230      1,014,815      1,017,125      1,019,666

Earnings (loss) per share
  before cumulative effect
  of change in accounting
  for income taxes             $      (1.20)  $        .36   $        .14   $       (.09)  $        .28

Cumulative effect per
  share of change in
  accounting for  income
  taxes                        $       -      $       -      $        .13   $       -      $       -

Net earnings (loss) per
  share                        $      (1.20)  $        .36   $        .27   $       (.09)  $        .28

Cash dividends per
  share                        $        .16   $        .16   $        .16   $        .16   $        .16

Total assets                   $ 16,086,077   $ 16,797,863   $ 14,838,266   $ 15,832,924   $ 17,306,198

Long-term debt, less
  current portion              $  6,688,334   $  5,031,667   $  4,390,000   $  5,353,334   $  5,966,667

Total stockholders'
  equity                       $  7,303,060   $  8,700,431   $  8,519,329   $  8,416,702   $  8,682,661

Stockholders' equity
  per share                    $       7.28   $       8.63   $       8.40   $       8.28   $       8.52




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------


Results of Operations
---------------------

     Net sales of the Company increased 4.4% in 1995. For the 1995 fiscal year, the Company reported net sales of $76.6 million compared to net sales of $73.4 million in 1994. Net sales in 1994 were 3.7% ahead of the 1993 sales of $70.8 million. The 1995 sales increase is primarily attributable to an increase in the unit volume of sales.

     The sales increase was not experienced uniformly throughout the Company. In 1995, the Company's commercial distribution and manufacturing business made steady improvements, while the consumer business conducted by the Company's Home Food Service operation continued the negative sales trend experienced over the last several years. In September 1995, the Company sold substantially all of the assets of the Home Food Service to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note, which is included in the Other Assets section of the Company's consolidated balance sheet at December 30, 1995. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by ten percent. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,000.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 19.5% in 1994 to 17.7% in 1995. The overhead costs associated with the start-up of the gourmet food operation were the major cause of the decline in gross profit margin. Increased manufacturing costs associated with a new product line also contributed to this decline.

     The Company's gross profit margin increased from 19.1% in 1993 to 19.5% in 1994. In 1994 the Company joined a new food distribution affiliation which resulted in a one-time increase in patronage dividends of approximately $200,000 over 1993 and a 0.3% increase in gross profit margin.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales increased to 18.6% in 1995 from 18.2% in 1994 and 18.3% in 1993. During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge, which is included in selling, general and administrative expenses, primarily to reduce the carrying value of fixed assets and inventories of the Company's gourmet foods operation, TWB Gourmet Foods, Inc. ("TWB"), to estimated net realizable value and to provide for other costs to exit the gourmet foods business. TWB has incurred substantial net operating losses since its inception in 1994.

     The increase in selling, general and administrative expenses was partially offset by a $130,000 gain from the sale in July 1995 of certain real property located in Carrol County, Maryland.

     Interest expense was $462,000 in 1995 compared to $276,000 in 1994 and $289,000 in 1993. Higher average interest rates during 1995 together with increased borrowing levels were the causes of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $97,000 for 1995 compared to an income tax expense of $322,599 for 1994. The higher effective tax rate in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported a net loss of $1,212,300 or $1.20 per share for 1995 compared to net income of $364,000 or $.36 per share in 1994. Losses incurred by TWB were $1,390,000, or $1.38 per share, which included an operating loss of $627,000 and the previously described $763,000 pretax charge.


Effects of Inflation
--------------------

     Over the past three years, the effects of inflation on the Company's operations have been negligible, averaging less than 4% per year.


Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these indicators are set forth below as of the close of the past three fiscal years:


                                    1995           1994          1993
                                    ----           ----          ----

Total debt to total debt plus
 stockholders' equity               .48             .37           .35

Current assets to current
 liabilities                       5.66            4.11          5.73

Inventory turnover
 (cost of goods sold
 to ending inventory)             12.99           13.06         15.33


     The ratio of current assets to current liabilities increased to
5.66 at December 30, 1995 from 4.11 at December 31, 1994, primarily due to a decrease in accounts payable and income taxes payable, along with an increase in long-term debt. The increase in long-term debt is primarily due to the funding of working capital and other start-up expenses of TWB.

     The inventory turnover rate remained relatively unchanged from 1994 to 1995. The rate decreased from 15.33 in 1993 to 13.06 in 1994. This decrease was attributable to increased inventory purchases by the Company's manufacturing operation in the latter part of 1994 in order to take advantage of special pricing.

     The Company supplements its cash requirements by borrowing against existing credit lines. As of December 30, 1995, the Company had $1,545,000 of additional borrowing capacity under its credit line.

     The Company's business is characterized by high unit volume sales and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. The Company is aware of no demands, commitments, events, or uncertainties that are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future.

     In April 1994, the Company entered into an agreement to sell certain properties in Carrol County, Maryland. The net book values of these properties total approximately $250,000. In December 1995, this agreement was terminated when the purchaser was unable to fulfill certain conditions. The Company is actively seeking another purchaser for this property.



Capital Resources
-----------------

     The Company's debt financing at December 30, 1995, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at December 30, 1995 was 8.50%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of December 30, 1995, the Company had borrowed $5,955,000 against this credit line and had $1,545,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of December 30, 1995, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $867,000.

     In January 1996, the Company was awarded a $19 million one-year contract for the year 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options. The Company anticipates an increase in its capital requirements and is currently negotiating to obtain $1.75 million of additional long-term debt to finance the increased inventory and accounts receivable to service this government contract.

     While the Company does not anticipate any other material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements


                                                                 Page
                                                                 ----

Financial Statements

 Report of Independent Accountants                                16
 Consolidated Statements of Income for the three
   years ended December 30, 1995                                  17
 Consolidated Balance Sheets at December 30, 1995
   and December 31, 1994                                          18
 Consolidated Statements of Stockholders' Equity
   for the three years ended December 30, 1995                    20
 Consolidated Statements of Cash Flows for the
   three years ended December 30, 1995                            21
 Notes to Consolidated Financial Statements                  23 - 30

 Financial Statement Schedule

   II - Consolidated Valuation and Qualifying Accounts            37

All other schedules are omitted as the required information is either immaterial, inapplicable or is presented in the consolidated financial statements and related notes thereto.

Separate financial statements and supplemental schedules of the registrant are omitted because there are no restricted net assets of subsidiaries as defined in Rules 4-08 and 12-04 of Regulation S-X.

                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------



To the Board of Directors and Stockholders of Doughtie's Foods, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Doughtie's Foods, Inc. and its subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of December 27, 1992.


PRICE WATERHOUSE LLP
   (Signature)

Norfolk, Virginia
February 16, 1996, except for the
last sentence of Note 5, which is
as of March 25, 1996

                DOUGHTIE'S FOODS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME




                                        Year ended        Year ended        Year ended
                                       December 30,      December 31,      December 25,
                                           1995              1994              1993
                                      -------------     -------------     -------------


Net sales                             $  76,585,835     $  73,368,742     $  70,771,064
Cost of sales                            63,012,874        59,075,114        57,291,944
                                      -------------     -------------     -------------

Gross profit                             13,572,961        14,293,628        13,479,120
                                      -------------     -------------     -------------

Selling, general and administrative
  expenses                               14,225,899        13,331,347        12,972,789
Interest expense                            462,231           275,609           288,862
                                      -------------     -------------     -------------

                                         14,688,130        13,606,956        13,261,651
                                      -------------     -------------     -------------

Income (loss) before income taxes        (1,115,169)          686,672           217,469
Income tax expense                           97,115           322,599            76,360
                                      -------------     -------------     -------------


Income (loss) before cumulative
  effect of change in accounting for
  income taxes                           (1,212,284)          364,073           141,109

Cumulative effect of change in
  accounting for income taxes                   -                 -             134,000
                                      -------------     -------------     -------------

Net income (loss)                     $  (1,212,284)    $     364,073     $     275,109
                                      -------------     -------------     -------------
                                      -------------     -------------     -------------

Earnings (loss) per share:
 Before cumulative effect of
   accounting change                  $       (1.20)    $         .36     $         .14

 Cumulative effect of accounting
   change                                       -                 -                 .13
                                      -------------     -------------     -------------

 Net earnings (loss) per share        $       (1.20)    $         .36     $         .27
                                      -------------     -------------     -------------
                                      -------------     -------------     -------------

           See notes to consolidated financial statements

                DOUGHTIE'S FOODS AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS




                                                     December 30,      December 31,
                                                        1995              1994
                                                  ---------------   ---------------


                ASSETS

Current assets:
 Cash                                             $     513,319     $    1,361,207
 Accounts receivable, net:
  Trade                                               5,758,536          4,839,764
  Finance                                                -               1,279,467
  Officers and employees                                  3,323             16,289
 Inventories                                          4,849,104          4,521,753
 Deferred income taxes                                  193,339            248,296
 Prepaid expenses and other current assets              246,679            139,886
                                                  -------------     --------------

  Total current assets                               11,564,300         12,406,662
                                                  -------------     --------------

Property, plant and equipment - at cost:
 Land                                                   280,827            283,304
 Buildings                                            4,290,986          4,320,960
 Delivery equipment                                     375,408            495,767
 Plant and refrigeration equipment                    3,869,561          4,057,168
 Office equipment                                       695,034            951,842
 Leasehold improvements                                  -                 217,680
                                                  -------------     --------------

                                                      9,511,816         10,326,721
 Less - accumulated depreciation                      5,823,208          6,071,055
                                                  -------------     --------------

                                                      3,688,608          4,255,666
                                                  -------------     --------------

Other assets                                            833,169            135,535
                                                  -------------     --------------

                                                  $  16,086,077     $   16,797,863
                                                  -------------     --------------
                                                  -------------     --------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                $     133,333     $      133,333
 Accounts payable                                     1,547,107          2,095,099
 Income taxes payable                                    -                 399,504
 Accrued salaries, commissions and bonuses               76,706            127,917
 Accrued employee group insurance                       174,026            215,409
 Other accrued liabilities                              113,580             45,603
                                                  -------------     --------------

  Total current liabilities                           2,044,752          3,016,865


Long-term debt - less current portion                 6,688,334          5,031,667

Deferred income taxes                                    49,931             48,900
                                                  -------------     --------------

  Total liabilities                                   8,783,017          8,097,432
                                                  -------------     --------------

Stockholders' equity:
 Common stock - $1 par value; authorized
  2,000,000 shares,issued and outstanding
  1,002,527 shares  at December 30,1995 and
  1,008,518 shares at December 31, 1994               1,002,527          1,008,518
 Additional paid-in capital                           2,823,597          2,841,570
 Retained earnings                                    3,476,936          4,850,343
                                                  -------------     --------------

  Total stockholders' equity                          7,303,060          8,700,431
                                                  -------------     --------------

                                                  $  16,086,077     $   16,797,863
                                                  -------------     --------------
                                                  -------------     --------------

Commitments (Note 8)


              See notes to consolidated financial statements.

                DOUGHTIE'S FOODS AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Additional
                                      Common        Paid-in        Retained
                                      Stock         Capital        Earnings        Total
                                  -----------    -------------   ------------   ------------

Balances at December 26, 1992     $ 1,016,393    $ 2,865,061     $ 4,535,248    $ 8,416,702

Cash dividends ($.16 per share)         -              -            (162,318)      (162,318)

Net income for the year ended
  December 25, 1993                     -              -             275,109        275,109

Acquisition of treasury stock,
  at cost - 2,541 shares               (2,541)        (7,623)          -            (10,164)
                                  -----------    -----------     -----------    -----------


Balances at December 25, 1993       1,013,852      2,857,438       4,648,039      8,519,329

Cash dividends ($.16 per share)         -              -            (161,769)      (161,769)

Net income for the year ended
  December 31, 1994                     -              -             364,073        364,073

Acquisition of treasury stock,
  at cost - 5,334 shares               (5,334)       (15,868)          -            (21,202)
                                  -----------    -----------     -----------    -----------

Balances at December 31, 1994       1,008,518      2,841,570       4,850,343      8,700,431

Cash dividends ($.16 per share)         -              -            (161,123)      (161,123)

Net loss for the year ended
  December 30, 1995                     -              -          (1,212,284)    (1,212,284)

Acquisition of treasury stock,
  at cost - 5,991 shares               (5,991)       (17,973)          -            (23,964)
                                  -----------    -----------     -----------    -----------

Balances at December 30, 1995     $ 1,002,527    $ 2,823,597     $ 3,476,936    $ 7,303,060
                                  -----------    -----------     -----------    -----------
                                  -----------    -----------     -----------    -----------


         See notes to consolidated financial statements.

                DOUGHTIE'S FOODS AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Year ended       Year ended        Year ended
                                          December 30,     December 31,      December 25,
                                              1995             1994              1993
                                         -------------     ------------      ------------


Cash flows from operating activities:
 Net income (loss)                       $ (1,212,284)     $   364,073       $   275,109
 Adjustments to reconcile net income
   (loss) to net cash provided by
   used for) operations:
  Depreciation                                675,681          587,871           532,172
  Loss (gain) on sale of property,
    plant and equipment                       300,644          (12,689)          (13,458)
  (Increase) decrease in assets:
    Accounts receivable, net                  373,661          248,819           692,964
    Inventories                              (327,351)        (783,347)          116,706
    Deferred income taxes                      54,957          (30,283)         (141,078)
    Prepaid expenses and other current
      assets                                 (106,793)          84,373           (33,355)
    Other assets                             (697,634)         (71,456)           43,165
  Increase (decrease) in liabilities:
    Accounts payable                         (547,992)         783,597          (152,952)
    Income taxes payable                     (399,504)         269,125            63,234
    Accrued salaries, commissions
      and bonuses                             (51,211)         104,550           (49,329)
    Accrued employee group insurance          (41,383)          36,346            49,718
    Other accrued liabilities                  67,977          (61,141)          (54,045)
    Deferred income taxes, long-term            1,031            4,351             9,423
                                         ------------      -----------       -----------

                                           (1,910,201)       1,524,189         1,338,274
                                         ------------      -----------       -----------

Cash flows from investing activities:
 Additions to property, plant and
   equipment                                 (599,763)        (873,915)         (240,826)
 Proceeds from sale of property, plant
   and equipment                              190,496           13,951            56,541
                                         ------------      -----------       -----------

                                             (409,267)        (859,964)         (184,285)
                                         ------------      -----------       -----------



Cash flows from financing activities:
 Long-term borrowings                       1,790,000          775,000              -
 Reductions of long-term debt                (133,333)        (133,333)         (963,334)
 Cash dividends                              (161,123)        (161,769)         (162,318)
 Acquisition of treasury stock                (23,964)         (21,202)          (10,164)
                                         ------------      -----------       -----------

                                            1,471,580          458,696        (1,135,816)
                                         ------------      -----------       -----------

Net increase (decrease) in cash              (847,888)       1,122,921            18,173
Cash at beginning of year                   1,361,207          238,286           220,113
                                         ------------      -----------       -----------

Cash at end of year                      $    513,319      $ 1,361,207       $   238,286
                                         ------------      -----------       -----------
                                         ------------      -----------       -----------


          See notes to consolidated financial statements.

              DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the Company) and its two majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated group is engaged in the processing, manufacturing and wholesaling of a broad line of meat products and other food items.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowances for Doubtful Accounts
--------------------------------

The Company and its subsidiaries maintain allowances for doubtful accounts based on an analysis of previous loss experience and current conditions.

Inventories
-----------

Inventories, consisting principally of raw materials and finished food products, are stated at the lower of last-in, first-out (LIFO) cost, or market value.

Property, Plant and Equipment
-----------------------------

Accelerated methods are used to provide for depreciation on all assets other than buildings. The straight-line method is used for buildings.

The estimated useful asset lives used in computing depreciation are as follows:

         Buildings                                8 to 40 years
         Delivery equipment                       3 to  7 years
         Plant and refrigeration equipment        3 to  7 years
         Office equipment                         3 to  7 years

Income taxes
------------

The Company and one subsidiary are considered a controlled group for purposes of filing a consolidated federal income tax return. The second subsidiary files a separate return.

Effective December 27, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" on a prospective basis. The adoption of FAS 109 changes the method of accounting for income taxes from the deferred method to an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is based on taxes currently payable and the change in such deferred tax assets and liabilities.

Earnings Per Share
------------------

Earnings per share are based on the weighted average number of shares outstanding.


NOTE 2 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations by quarters:


                                             Gross           Net          Earnings
Quarter                     Net Sales        Profit         Income        Per Share
-------                   ------------   ------------   ------------   ------------


1995:
 First                    $ 16,401,046   $  3,054,242   $   (258,151)  $       (.26)
 Second                     21,022,912      3,643,087        (41,708)          (.04)
 Third                      21,273,919      3,406,450       (121,848)          (.12)
 Fourth                     17,887,958      3,469,182       (790,577)          (.78)
                          ------------   ------------   ------------   ------------

                          $ 76,585,835   $ 13,572,961   $ (1,212,284)  $      (1.20)
                          ------------   ------------   ------------   ------------
                          ------------   ------------   ------------   ------------


1994:
 First                    $ 15,810,183   $  2,883,722   $   (112,043)  $       (.11)
 Second                     19,538,624      3,809,885        237,477            .23
 Third                      19,462,662      3,614,557        157,142            .16
 Fourth                     18,557,273      3,985,464         81,497            .08
                          ------------   ------------   ------------   ------------

                          $ 73,368,742   $ 14,293,628   $    364,073   $        .36
                          ------------   ------------   ------------   ------------
                          ------------   ------------   ------------   ------------



Unusual items affecting 1995 net income in the above quarterly data are discussed in Note 9.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts and unearned finance charges as follows:


                                               December 30,           December 31,
                                                  1995                   1994
                                         -------------------   --------------------


Trade accounts receivable                $         6,091,844   $          5,101,710
Allowance for doubtful accounts                     (333,308)              (261,946)
                                         -------------------   --------------------

                                         $         5,758,536   $          4,839,764
                                         -------------------   --------------------
                                         -------------------   --------------------


Finance accounts receivable              $               -     $          1,580,614
Allowance for doubtful accounts                          -                 (178,893)
Unearned finance charges                                 -                 (122,254)
                                         -------------------   --------------------

                                         $               -     $          1,279,467
                                         -------------------   --------------------
                                         -------------------   --------------------


NOTE 4 - INVENTORIES

Inventories used in determining cost of sales are as follows:


                                                   Raw            Finished
                                Total           materials         products
                            -------------     -------------    -------------


December 26, 1992           $   3,855,112     $     989,581    $   2,865,531
December 25, 1993           $   3,738,406     $     833,562    $   2,904,844
December 31, 1994           $   4,521,753     $   1,497,222    $   3,024,531
December 30, 1995           $   4,849,104     $   1,163,240    $   3,685,864


The differences between FIFO and LIFO inventories are as follows:


                   December 30,    December 31,   December 25,    December 26,
                       1995            1994           1993            1992
                 -------------   -------------   -------------   -------------


FIFO cost        $   5,680,063   $   5,197,592   $   4,509,306   $   4,526,658
LIFO reserves         (830,959)       (675,839)       (770,900)       (671,546)
                 -------------   -------------   -------------   -------------

LIFO cost        $   4,849,104   $   4,521,753   $   3,738,406   $   3,855,112
                 -------------   -------------   -------------   -------------
                 -------------   -------------   -------------   -------------


The $155,120 change in LIFO reserves in 1995 decreased net income and earnings per share by approximately $100,000 and $.10, respectively. The $95,061 change in LIFO reserves in 1994 increased net income and earnings per share by approximately $59,000 and $.06, respectively. The $99,354 change in LIFO reserves in 1993 decreased net income and earnings per share by approximately $64,500 and $.06, respectively.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                           December 30,    December 31,
                                               1995            1994
                                         -------------    -------------

Long-term revolving bank note            $   5,955,000    $   4,165,000
Industrial Revenue Bond                        866,667        1,000,000
                                         -------------    -------------

                                             6,821,667        5,165,000
Less - current portion                         133,333          133,333
                                         -------------    -------------

Noncurrent portion                       $   6,688,334    $   5,031,667
                                         -------------    -------------
                                         -------------    -------------


Principal payments are due as follows:  1996 - $133,333; 1997 -
$6,088,333; 1998 - $133,333; 1999 -  $133,333; 2000 - $133,333; thereafter
- $200,002.

The Company has a $7,500,000 revolving bank note at prime. The prime rate at December 30, 1995 was 8.5%. The note is due three years after the annual renewal date, currently July 1997, subject to annual renewal. The amount available under this line is limited to the sum of 85% of outstanding accounts and notes receivable and 50% of inventory on hand. The Company had $1,545,000 of additional borrowing capacity available on this credit line at December 30, 1995.

The Company obtained an Industrial Revenue Bond from a bank for the purpose of expanding its plant and office facilities in Portsmouth, Virginia, at an interest rate of 91.5% of prime. The bond is payable in monthly installments of $11,111 plus interest through July 1, 2001.

Cash paid for interest totaled $462,231, $292,104 and $296,325 in 1995, 1994 and 1993, respectively.

The revolving bank note is secured by all accounts and notes receivable, inventories and contract rights of the consolidated group. The Industrial Revenue Bond is secured by certain property, plant and equipment with a carrying value of approximately $3,400,000. These loan agreements contain restrictive covenants including minimum tangible net worth and working capital ratios, and maximum amounts of debt and capital expenditures. All requirements were either met or waived for 1995, and certain covenants affecting future periods were amended on March 25, 1996.


NOTE 6 - RETIREMENT PLANS

The Company and one of its subsidiaries terminated their defined benefit pension plans in 1992 and replaced them with a retirement savings and 401(k) plan. No additional liability was incurred since the assets of the pension plans were sufficient to cover all benefit obligations.

The retirement savings and 401(k) plan covers virtually all full-time employees except those covered by a collective bargaining agreement. The Company and its subsidiaries make contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of their total compensation; in addition to the matched contribution, participants may make additional unmatched contributions of up to 9% of their compensation. The Company and its subsidiaries may also make discretionary contributions to the plan. Contributions to the retirement savings and 401(k) plan for 1995, 1994 and 1993 were $107,365, $128,007 and $121,272, respectively.


NOTE 7 - INCOME TAX EXPENSE

As discussed in Note 1, effective December 27, 1992, the Company changed its method of accounting for income taxes from the deferred method to an asset and liability method required by FAS 109. As permitted by FAS 109, prior years' financial statements were not restated. The cumulative effect of this change increased earnings and earnings per share by $134,000 and $.13, respectively. The change from the deferred method to the liability method of accounting for income taxes did not have a significant impact on the provision for income taxes for the years ended December 30, 1995, December 31, 1994 and December 25, 1993.

      The components of income tax expense (benefit) are as follows:


                                         1995             1994              1993
                                    -------------    -------------     -------------


Current federal                     $      27,169    $     293,793     $      57,157
Current state                              13,958           54,738            17,055
Deferred federal                           45,443          (21,896)            1,862
Deferred state                             10,545           (4,036)              286
                                    -------------    -------------     -------------

                                    $      97,115    $     322,599     $      76,360
                                    -------------    -------------     -------------
                                    -------------    -------------     -------------



The effective income tax rates vary from the statutory U.S. federal income tax rate as follows:

                                  1995                        1994                        1993
                           --------------------        --------------------        --------------------
                                        Percent                     Percent                     Percent
                                           of                          of                          of
                           Dollar        pretax        Dollar        pretax        Dollar        pretax
                           amount        income        amount        income        amount        income
                           ------       -------        ------       -------        ------       -------

Income taxes computed
  at statutory rates    $ (379,157)     (34.0)%     $  233,469        34.0%     $   73,940        34.0%
State income taxes, net
  of federal income tax
  benefit                   16,172        1.5           33,463         4.9          11,445         5.3
Fuel tax credit            (16,975)      (1.5)         (16,975)       (2.5)        (16,615)       (7.6)
Nonrecognition of
  subsidiary net
  operating loss           472,546       42.3           52,798         7.7             -            -
Other                        4,529         .4           19,844         2.9           7,590         3.4
                        ----------       -----      ----------       ------     ----------       ------


                        $   97,115        8.7%      $  322,599        47.0%     $   76,360        35.1%
                        ----------       -----      ----------       ------     ----------       ------
                        ----------       -----      ----------       ------     ----------       ------


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                            December 30,        December 31,
                                                1995                1994
                                         ---------------     ---------------


Simplified LIFO differences              $      63,636       $      51,756
Capitalized inventory cost                      22,390              21,242
Allowances for doubtful accounts               104,063             168,798
Sales leaseback                                  3,250               9,751
Net operating loss of subsidiary               525,344              52,798
                                         -------------       -------------

Gross deferred tax asset                       718,683             304,345
Deferred tax asset valuation allowance        (525,344)            (52,798)
Involuntary conversion                         (49,931)            (52,151)
                                         -------------       -------------

Net deferred tax asset                   $     143,408       $     199,396
                                         -------------       -------------
                                         -------------       -------------


A valuation allowance was established during 1995 and 1994 for the net operating losses of a subsidiary that is not a member of the controlled group for income tax purposes. The allowance was established at 100% of the deferred tax asset due to the uncertainty with regard to its realization.

The changes in the net deferred tax asset charged to income tax expense in 1995, 1994 and 1993 were $55,988, $(25,932) and $2,148, respectively.

Cash paid for income taxes totaled $574,876, $55,705 and $10,171 in 1995, 1994 and 1993, respectively.


NOTE 8 - OPERATING LEASES

In July 1989, the Company sold a group of its trucks and trailers to a leasing company for $362,250. It also entered into a seven year full service operating lease covering a portion of the trucks sold as well as twenty-four additional new trucks and ten new trailers. The gain on the sale of the trucks and trailers amounting to $118,844 is being prorated and recognized over the life of the lease. A new seven-year full service operating lease was entered into after December 30, 1995. It will become effective at the conclusion of the old lease. These leases provide for increases in rentals based on increases in the Consumer Price Index. One subsidiary also leases office, processing and storage facilities. This lease contains a purchase option.

Minimum annual rentals under the aforementioned leases are set forth in the table below. These minimum rental commitments do not include contingent rentals which are based on usage.

                              Trucks
                               and
                             Trailers        Buildings           Total
                          -------------   --------------    -------------


    1996                  $     536,114   $      14,625     $     550,739
    1997                        549,564            -              549,564
    1998                        527,724            -              527,724
    1999                        527,724            -              527,724
    2000                        527,724            -              527,724
    2001-2003                 1,319,310            -            1,319,310
                          -------------   -------------     -------------

                          $   3,988,160   $      14,625     $   4,002,785
                          -------------   -------------     -------------
                          -------------   -------------     -------------


Total rental expense charged to consolidated operations in 1995, 1994 and 1993 was $1,004,855, $1,050,118 and $1,057,681, respectively. Rental expense in 1995, 1994 and 1993 included contingent rentals of approximately $360,005, $332,912 and $323,615, respectively.


NOTE 9 - UNUSUAL ITEMS

On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale was $130,055.

On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife, are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash downpayment and the balance of $1,038,756 in the form of a note secured by the assets sold and personal guarantee of the Chairman. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other writeoffs, was $96,498.

During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge, which is included in selling, general and administrative expenses in the consolidated statement of income, primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge.
ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.


PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information as to the Company's Board of Directors is incorporated by reference to material contained under the heading
"Nominees" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 23, 1996.

     With respect to information concerning the Company's executive officers, see PART I, ITEM 1, BUSINESS: Executive Officers.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information as to executive compensation is incorporated by reference to material contained under the headings "Executive
Compensation" and "Directors' Compensation" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 23, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     Information as to security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Voting Securities and Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 23, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 23, 1996.

PART IV.
--------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
-----------------------------------------------------------------

      (a)(1)
      Financial Statements (Included in Part II):
      -------------------------------------------

      See Item 8 in Part II.


      (a)(2)
      Financial Statement Schedules (Included in Part IV):
      ----------------------------------------------------

      See Item 8 in Part II


      (a)(3)
      List of Exhibits:
      -----------------

     Exhibit
      Number                           Description
    ---------     --------------------------------------------------

       3(a)       ARTICLES OF INCORPORATION OF THE COMPANY (incorporated
                    by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 29,
                    1984)

       3(b)       BYLAWS OF THE COMPANY

       4(a)       AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT DATED
                    AS OF NOVEMBER 15, 1994, BETWEEN THE COMPANY AND CRESTAR BANK RELATING TO A $7,500,000 REVOLVING CREDIT COMMITMENT (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

       4(b)       AMENDED AND RESTATED PROMISSORY NOTE DATED NOVEMBER
                    15, 1994, MADE BY THE COMPANY IN FAVOR OF CRESTAR BANK IN THE PRINCIPAL AMOUNT OF $7,500,000 (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

       4(c)       FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT
                    BETWEEN THE COMPANY AND CRESTAR BANK DATED
                    SEPTEMBER 13, 1995

       9          VOTING TRUST AGREEMENT DATED JUNE 17, 1986, AMONG
                    MARY H. DOUGHTIE, MARY D. HOUFEK, BARBARA D. HORTON AND ELSIE D. WADDELL, AS AMENDED (incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994)

      10(a)(1)    AGREEMENT DATED OCTOBER 24, 1992 BETWEEN THE COMPANY
                    AND THE BAKERY, CONFECTIONERY AND TOBACCO WORKERS' INTERNATIONAL UNION, LOCAL NO. 66 (incorporated by reference to Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992)

      10(b)(1)    LEASE DATED JUNE 9, 1989 BETWEEN THE COMPANY AND
                    CARDON ASSOCIATES RELATING TO PREMISES LOCATED AT 800-840 FLORIDA AVENUE, PORTSMOUTH, VIRGINIA (incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the year ended December 30, 1989)

      10(b)(2)    LEASE DATED JUNE 19, 1989 BETWEEN KEEN LEASING, INC.
                    OF CARLISLE, PENNSYLVANIA AND DOUGHTIE'S FOODS, INC. AND RELATED AGREEMENTS RELATING TO THE SALE AND LEASE BACK OF THE COMPANY'S EXISTING FLEET OF TRUCKS (incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the year ended December 30, 1989)

      10(b)(3)    LEASE AGREEMENT DATED JANUARY 26, 1996, BETWEEN KEEN
                    LEASING, INC., LESSOR, AND THE COMPANY, LESSEE, RELATING TO THE LEASING OF CERTAIN TRUCKS

      10(b)(4)    TRUCK LEASE AND SERVICE AGREEMENT DATED MAY 2, 1991
                    BETWEEN LEND LEASE TRUCKS, INC. AND DUTTERER'S OF MANCHESTER CORPORATION AND CERTAIN AMENDMENTS THERETO RELATING TO THE LEASING OF CERTAIN TRUCKS (incorporated by reference to Exhibit 10(b)(10) to the Company's Annual Report on Form 10-K for the year ended December 28, 1991)

      10(b)(5)    INDUSTRIAL LEASE AGREEMENT DATED AS OF AUGUST 17,
                    1994, BETWEEN WENDELL'S MACHINE & WELDING, INC., LESSOR, TWB GOURMET FOODS, INC., LESSEE, AND RIDDLE ASSOCIATES,INC., AGENT, RELATING TO PREMISES LOCATED AT 2620 ELMHURST LANE, PORTSMOUTH, VIRGINIA (incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10(b)(6)    AGREEMENT TO SUBLEASE DATED AS OF FEBRUARY 22,
                    1996 BETWEEN THE COMPANY, LESSEE, AND GROVES
                    FAISON, LESSOR, RELATING TO PREMISES LOCATED AT 902 COOKE AVENUE, NORFOLK, VIRGINIA

      10(b)(7)    GENERAL COMMERCIAL LEASE DATED AS OF FEBRUARY 21,
                    1996, BETWEEN THE COMPANY, LESSEE, AND STARCH
                    REALTY, INC., LESSOR, RELATING TO PREMISES LOCATED AT 902 COOKE AVENUE, NORFOLK, VIRGINIA

      10(c)(1)    AMENDED AND RESTATED SECURITY AGREEMENT DATED AS OF
                    NOVEMBER 15, 1994 MADE BY THE COMPANY TO CRESTAR BANK GRANTING A SECURITY INTEREST IN INVENTORY AND CERTAIN INTANGIBLES (incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10(c)(2)    SUBSIDIARY SECURITY AGREEMENT DATED AS OF SEPTEMBER
                    13, 1995, BETWEEN TWB GOURMET FOODS, INC., GRANTOR, AND THE COMPANY, SECURED PARTY

      10(d)(1)    CRESTAR BANK DEFINED CONTRIBUTION MASTER PLAN AND
                    TRUST AGREEMENT, BASIC PLAN DOCUMENT #01, AN
                    EMPLOYEE BENEFIT PLAN UNDER WHICH THE COMPANY BECAME A PARTICIPATING EMPLOYER ON JANUARY 1, 1992 (incorporated by reference to Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992)

      10(d)(2)    CRESTAR BANK ADOPTION AGREEMENT #005, NON STANDARDIZED
                    CODE 401(k) PROFIT SHARING PLAN, AN AGREEMENT BY WHICH THE COMPANY BECAME A PARTICIPATING EMPLOYER IN THE CRESTAR BANK DEFINED CONTRIBUTION MASTER PLAN AND TRUST AGREEMENT DATED JUNE 5, 1992 (incorporated by reference to Exhibit 10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 26, 1992).

      10(e)(1)    STOCKHOLDERS' AGREEMENT DATED AS OF AUGUST 5, 1994,
                    BETWEEN TWB GOURMET FOODS, INC., THE COMPANY, AND LOETITIA ADAM-ST. JAMES AND CHRIS L. ST. JAMES (incorporated by reference to Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10(e)(2)    LICENSE AGREEMENT DATED AS OF AUGUST 5, 1994, BETWEEN
                    CHRIS L. JAMES AND LOETITIA ADAM-ST. JAMES,
                    LICENSORS, AND TWB GOURMET FOODS, INC., LICENSEE (incorporated by reference to Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10(e)(3)    AGREEMENT DATED AS OF AUGUST 5, 1994, BETWEEN THE
                    COMPANY AND TWB GOURMET FOODS, INC., ESTABLISHING A $600,000 LINE OF CREDIT (incorporated by reference to Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10(e)(4)    SECURITY AGREEMENT DATED AS OF AUGUST 5, 1994, MADE BY
                    TWB GOURMET FOODS, INC. TO THE COMPANY GRANTING THE COMPANY A SECURITY INTEREST IN ACCOUNTS, EQUIPMENT, INVENTORY, AND GENERAL INTANGIBLES (incorporated by reference to Exhibit 10(e)(4)to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994)

      10(e)(5)    LINE OF CREDIT NOTE DATED AUGUST 5, 1994, MADE BY TWB
                    GOURMET FOODS, INC. IN FAVOR OF THE COMPANY IN THE PRINCIPAL AMOUNT OF $600,000 (incorporated by reference to Exhibit 10(e)(5)to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994)

      10(f)(1)    CLOSING AGREEMENT DATED AS OF SEPTEMBER 3, 1995, AMONG
                    DUTTERER'S OF MANCHESTER CORPORATION, DOUGHTIE'S FOODS, INC., VALUE ADDED FOOD SERVICES, INC., VERNON
                    W. MULES, AND KATHRYN M. MULES (incorporated by reference to Exhibit 10(g)(1) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      10(f)(2)    TERM NOTE OF VALUE ADDED FOOD SERVICES, INC. DATED AS
                    OF SEPTEMBER 3, 1995, IN THE ORIGINAL PRINCIPAL AMOUNT OF $1,077,821.00 (incorporated by reference to Exhibit 10(g)(2) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      10(f)(3)    AMENDMENT TO TERM NOTE DATED AS OF OCTOBER 1, 1995,
                    BETWEEN VALUE ADDED FOOD SERVICES, INC. AND
                    DUTTERER'S OF MANCHESTER CORPORATION (incorporated by reference to Exhibit 10(g)(3) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      10(f)(4)    ASSUMPTION OF LIABILITIES AND OBLIGATIONS DATED AS OF
                    SEPTEMBER 3, 1995, BY VALUE ADDED FOOD SERVICES, INC. AND VERNON W. MULES AND KATHRYN M. MULES FOR THE BENEFIT OF DUTTERER'S OF MANCHESTER CORPORATION AND DOUGHTIE'S FOODS, INC. (incorporated by reference to Exhibit 10(g)(4) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      10(f)(5)    BILL OF SALE DATED AS OF SEPTEMBER 3, 1995 BY
                    DOUGHTIE'S FOODS, INC. AND DUTTERER'S OF MANCHESTER CORPORATION TO VALUE ADDED FOOD SERVICES, INC. (incorporated by reference to Exhibit 10(g)(5) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      10(f)(6)    GUARANTY DATED AS OF SEPTEMBER 3, 1995, BY KATHRYN M.
                    MULES, IN FAVOR OF DUTTERER'S OF MANCHESTER
                    CORPORATION (incorporated by reference to Exhibit 10(g)(6) to the Company's Quarterly Report on
                    Form 10-Q for the nine months ended September 30,
                    1995)

      10(f)(7)    GUARANTY DATED AS OF SEPTEMBER 3, 1995, BY VERNON W.
                    MULES, IN FAVOR OF DUTTERER'S OF MANCHESTER
                    CORPORATION (incorporated by reference to Exhibit 10(g)(7) to the Company's Quarterly Report on
                    Form 10-Q for the nine months ended September 30,
                    1995)

      10(f)(8)    SECURITY AGREEMENT DATED AS OF SEPTEMBER 3, 1995,
                    BETWEEN VALUE ADDED FOOD SERVICES, INC. AND
                    DUTTERER'S OF MANCHESTER CORPORATION (incorporated by reference to Exhibit 10(g)(8) to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995)

      11          SCHEDULE OF SHARES USED IN COMPUTING EARNINGS PER
                    SHARE

      21          LIST OF SUBSIDIARIES

      27          FINANCIAL DATA SCHEDULE

     (b)
     Reports on Form 8-K:
     --------------------

     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 30, 1995.
                        DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES

     SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
     ------------------------------------------------------------


------------------------------------------------------------------------------------------------

        Column A                      Column B       Column C       Column D       Column E
------------------------------------------------------------------------------------------------


                                     Balance at     Charged to                     Balance at
                                      beginning      costs and                       end of
Description                           of period       expenses      Deductions(A)     period
-----------                          ----------     ----------      -------------  ----------


Valuation account deducted from
  asset to which it applies -
  for doubtful trade receivables:

Year ended December 25, 1993        $   164,803     $   172,000     $   176,496    $   160,307
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Year ended December 31, 1994        $   160,307     $   192,000     $    90,361    $   261,946
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Year ended December 30, 1995        $   261,946     $   183,531     $   112,169    $   333,308
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Valuation account deducted from
  asset to which it applies -
  for doubtful finance receivables:

Year ended December 25, 1993        $   185,971     $   243,000     $   243,538    $   185,433
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Year ended December 31, 1994        $   185,433     $   (15,000)    $    (8,460)   $   178,893
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Year ended December 30, 1995        $   178,893     $   (25,885)    $   153,008    $      -
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------


Valuation account deducted from
  asset to which it applies -
  for deferred tax asset:

Year ended December 31, 1994        $      -        $    52,798     $      -       $   52,798
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

Year ended December 30, 1995        $    52,798     $   472,546     $      -       $  525,344
                                    -----------     -----------     -----------    -----------
                                    -----------     -----------     -----------    -----------

(A)  Accounts written off during the year net of recoveries.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOUGHTIE'S FOODS, INC.



Dated:   March 25, 1996                      STEVEN C. HOUFEK
                                                (Signature)

                                             President and Chief
                                             Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:   March 25, 1996                      STEVEN C. HOUFEK
                                                (Signature)

                                             President, Chief Executive
                                               Officer and Director



Dated:   March 25, 1996                      MARION S. WHITFIELD, JR.
                                                (Signature)

                                             Senior Vice President and
                                               Director (Principal
                                               Financial and Accounting
                                               Officer)


Dated:   March 28, 1996                      VERNON W. MULES
                                                (Signature)

                                             Director


Dated:   March 25, 1996                      DANIEL W. DUNCAN
                                                (Signature)

                                             Director


Dated:   March 25, 1996                      ADOLPHUS W. HAWKINS, JR.
                                                (Signature)

                                             Director





Dated:   March 26, 1996                      DONALD B. RATCLIFFE
                                                (Signature)

                                             Director



Dated:   March 25, 1996                      JAMES F. CERZA, JR.
                                                (Signature)

                                             Director