Form 10-Q
period 1996-03-30
DOUGHTIES FOODS INC
filed 1996-05-14
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 30, 1996
                               -------------------------------------

                              OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number   0-7166
                       --------------


                      DOUGHTIE'S FOODS, INC.
     (Exact name of Registrant as specified in its charter)


             VIRGINIA                                     54-0903892
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                   identification number)


          2410 WESLEY STREET, PORTSMOUTH, VIRGINIA 23707
             (Address of principal executive offices)

                            (804) 393-6007
         (Registrant's telephone number, including area code)


        ------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes  X    No
   -----     -----


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 1,000,627 shares as of March 30, 1996

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                           March 30,           December 30,
                                             1996                   1995
                                         _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                                    $     304,517          $    513,319
 Accounts receivable, net:
  Trade                                      6,375,435             5,758,536
  Officers and employees                             0                 3,323
 Inventories                                 5,014,742             4,849,104
 Deferred income taxes                         193,339               193,339
 Prepaid expenses and other
  current assets                               274,646               246,679
                                         _____________          ____________

          Total Current Assets              12,162,679            11,564,300
                                         _____________          ____________

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   4,290,986             4,290,986
 Delivery equipment                            361,474               375,408
 Plant and refrigeration equipment           3,954,620             3,869,561
 Office equipment                              726,539               695,034
 Leasehold improvements                          1,675                     0
                                         _____________          ____________

                                             9,616,121             9,511,816

 Less - accumulated depreciation             5,916,020             5,823,208
                                         _____________          ____________

                                             3,700,101             3,688,608
                                         _____________          ____________

OTHER ASSETS                                   577,511               833,169
                                         _____________          ____________

                                         $  16,440,291          $ 16,086,077
                                         _____________          ____________
                                         _____________          ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     133,333          $    133,333
 Accounts payable                            2,132,432             1,547,107
 Income taxes payable                           78,182                     0
 Accrued salaries, commissions and
  bonuses                                       46,433                76,706
 Accrued employee group insurance               20,626               174,026
 Other accrued liabilities                     276,317               113,580
                                         _____________          ____________

         Total Current Liabilities           2,687,323             2,044,752

LONG-TERM DEBT - less current portion        6,440,000             6,688,334

DEFERRED INCOME TAXES                           49,931                49,931
                                         _____________          ____________

         Total Liabilities                   9,177,254             8,783,017
                                         _____________          ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,000,627 shares at
  March 30,1996 and 1,002,527 shares
  at December 30,1995                        1,000,627             1,002,527
 Additional paid-in capital                  2,818,609             2,823,597
 Retained earnings                           3,443,801             3,476,936
                                         _____________          ____________

         Total Stockholders' Equity          7,263,037             7,303,060
                                         _____________          ____________

                                         $  16,440,291          $ 16,086,077
                                         _____________          ____________
                                         _____________          ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                            THREE MONTHS ENDED
                                    ____________________________________

                                      March 30,              April 1,
                                        1996                   1995
                                    _____________           _____________

NET SALES                           $  15,979,850           $  16,401,046

COST OF GOODS SOLD                     13,315,109              13,346,804
                                    _____________           _____________

GROSS PROFIT                            2,664,741               3,054,242
                                    _____________           _____________

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               2,552,971               3,275,030

INTEREST EXPENSE                          100,625                  89,563
                                    _____________           _____________

                                        2,653,596               3,364,593
                                    _____________           _____________

INCOME (LOSS) BEFORE INCOME TAXES          11,145                (310,351)

INCOME TAX EXPENSE (BENEFIT)                4,179                 (52,200)
                                    _____________           _____________

NET INCOME (LOSS)                   $       6,966           $    (258,151)
                                    _____________           _____________
                                    _____________           _____________

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS PER SHARE                     1,001,894               1,008,518
                                    _____________           _____________
                                    _____________           _____________

EARNINGS (LOSS) PER SHARE           $         .01           $       (0.26)
                                    _____________           _____________
                                    _____________           _____________

CASH DIVIDENDS PER SHARE            $         .04           $         .04
                                    _____________           _____________
                                    _____________           _____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                  THREE MONTHS ENDED
                                          ___________________________________

                                           March 30,               April 1,
                                             1996                    1995
                                         _____________           ____________

Cash flows from operating activities:
 Net income (loss)                       $      6,966            $  (258,151)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operations:
  Depreciation                                107,055                161,353
  Gain on sale of property, plant
   and equipment                                    0                 (3,599)

(Increase) decrease in assets:
 Accounts receivable, net                    (613,576)                40,940
 Inventories                                 (165,638)              (281,984)
 Prepaid expenses and other current
  assets                                      (27,967)              (182,631)
 Other assets                                 255,658                  1,300

Increase (decrease) in liabilities:
 Accounts payable                             585,325               (289,611)
 Income taxes payable                          78,182               (294,194)
 Accrued salaries, commissions and
  bonuses                                     (30,273)               (73,730)
 Accrued employee group insurance            (153,400)                 1,036
 Other accrued liabilities                    162,737                 74,740
                                         _____________           ____________

                                              205,069             (1,104,531)
                                         _____________           ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (118,548)              (218,113)
 Proceeds from sale of property,
  plant and equipment                               0                  3,598
                                         _____________           ____________

                                             (118,548)              (214,515)
                                         _____________           ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                            (248,334)               451,667
 Acquisition of treasury stock                 (6,888)                     0
 Cash dividends                               (40,101)               (40,341)
                                         _____________           ____________

                                             (295,323)               411,326
                                         _____________           ____________

Net decrease in cash                         (208,802)              (907,720)
Cash at beginning of period                   513,319              1,361,207
                                         _____________           ____________

Cash at end of period                    $    304,517            $   453,487
                                         _____________           ____________
                                         _____________           ____________


<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1
- ------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the "Company") and its two majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 30, 1996 and December 30, 1995, results of operations for the three months ended March 30, 1996 and April 1, 1995, and cash flows for the three months ended March 30, 1996 and April 1, 1995. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

NOTE 2
- ------

On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale was $130,055.

On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS") and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife, are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash downpayment and the balance of $1,038,756 in the form of a note secured by the assets sold and personal guarantee of the Chairman. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,498.

During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On April 24, 1996, the Company entered into an agreement to sell most of the assets of TWB. If all conditions of the sale are met, settlement will occur in the second quarter of 1996 with a total sale price of approximately $476,000.

NOTE 3
- ------

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


NOTE 4
- ------

Cash paid for interest totaled $100,625 and $89,563 for the three months ended March 30, 1996 and April 1, 1995, respectively.

Income taxes resulted in a net refund of $166,900 for the three months ended March 30, 1996 and cash payments of $234,000 for the three months ended April 1, 1995.



Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
- ---------------------

     Sales for the quarter ended March 30, 1996 were $16.0 million or 2.4% lower than sales for the prior year's first quarter of $16.4 million. The sale of the consumer operation in the third quarter of 1995 accounted for an $814,000 decline in sales. This decrease was partially offset by unit volume increases in institutional sales.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 18.62% in the quarter ended April 1, 1995 to 16.68% for the quarter ended March 30, 1996. The elimination of the consumer division with its higher mark up was the cause of this decline.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased from 19.96% in the first quarter of 1995 to 15.98% in 1996. The sale of the consumer division was the primary cause of this decline. The remainder of the decline was due to a $143,000 decrease in health and commercial insurance costs offset by $45,000 of startup costs associated with the military contract.

     Interest expense for the quarter ended March 30, 1996 marginally increased to .63% of sales compared to .55% of sales for the first quarter of 1995. Increased borrowing levels was the cause of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $4,000 for the three months ended March 30, 1996 compared to an income tax benefit of $52,000 for the corresponding period of 1995. The lower effective tax benefit in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported net income of $7,000 or $.01 per share for the first three months of 1996 compared to a net loss of $258,000 or $.26 per share in the first three months of 1995. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.17 of the 1995 per share net loss. TWB incurred no loss or income in 1996 due to the $763,000 pretax charge established in the fourth quarter of 1995.

Liquidity
- ---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of March 30, 1996 and December 30, 1995 are set forth below:

                                      March 30,     December 30,
                                        1996            1995
                                    ____________    ____________

  Total Debt to Total Debt Plus
     Stockholders' Equity                .48             .48

  Current Assets to Current
     Liabilities                        4.53            5.66

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         10.62           12.99


     The decreases in both the current assets to current liabilities ratio and the inventory turnover ratio were caused by the increases in inventory and the corresponding accounts payable that were required to service a sales contract with the United States Department of Defense.

     On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale was $130,055.

     On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS") and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife, are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash downpayment and the balance of $1,038,756 in the form of a note secured by the assets sold and personal guarantee of the Chairman. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,498.

     During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On April 24, 1996, the Company entered into an agreement to sell most of the assets of TWB. If all conditions of the sale are met, settlement will occur in the second quarter of 1996 with a total sale price of approximately $476,000.

Capital Resources
- -----------------

     The Company's debt financing at March 30, 1996, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at March 30, 1996 was 8.25%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of March 30, 1996, the Company had borrowed $5,740,000 against this credit line and had $1,760,000 of additional borrowing capacity.


     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of March 30, 1996, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $833,000.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 30, 1996.

     Pursuant to the requirements of the Securities Exchange
Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.




                               -----------------------------------------
May 14, 1996                By:   Marion S. Whitfield, Jr.
                                       (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Accounting Officer)