Form 10-Q
period 1996-06-29
DOUGHTIES FOODS INC
filed 1996-08-12
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 29, 1996
                           -------------------------------------
                              OR

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

                            (757) 393-6007
         (Registrant's telephone number, including area code)


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

Common Stock, $1 par value - 1,000,627 shares as of August 5,
1996.

                  PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                     June 29,             December 30,
                                       1996                   1995

                                   _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                              $     550,487          $    513,319
 Accounts receivable, net:
   Trade                               7,215,698             5,758,536
     Officers and employees                    0                 3,323
  Inventories                          5,861,150             4,849,104
  Deferred income taxes                  193,339               193,339
  Prepaid expenses and other
  current assets                         331,831               246,679
                                   _____________          ____________

    Total Current Assets              14,152,505            11,564,300
                                   _____________          ____________


PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                    280,827               280,827
 Buildings                             4,304,616             4,290,986
 Delivery equipment                      361,474               375,408
 Plant and refrigeration equipment     4,041,147             3,869,561
 Office equipment                        716,351               695,034
 Leasehold improvements                    6,062                     0
                                    ____________          ____________

                                       9,710,477             9,511,816

Less - accumulated depreciation        6,030,101             5,823,208
                                   _____________          ____________

                                       3,680,376             3,688,608
                                   _____________          ____________

OTHER ASSETS                             596,228               833,169
                                   _____________          ____________

                                   $  18,429,109          $ 16,086,077
                                   _____________          ____________
                                   _____________          ____________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt  $    533,333          $    133,333
 Accounts payable                      1,477,579             1,547,107
 Income taxes payable                    326,254                     0
 Accrued salaries, commissions and
 bonuses                                  45,775                76,706
 Accrued employee group insurance            750               174,026
 Other accrued liabilities               302,355               113,580
                                   _____________           ____________

      Total Current Liabilities        2,686,046             2,044,752

LONG-TERM DEBT - less current portion  8,056,667             6,688,334

DEFERRED INCOME TAXES                     49,931                49,931
                                   _____________           ____________

         Total Liabilities            10,792,644             8,783,017
                                   _____________           ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,000,627 shares at
  June 29, 1996 and 1,002,527 shares
  at December 30, 1995                 1,000,627               1,002,527
Additional paid-in capital             2,818,609               2,823,597
Retained earnings                      3,817,229               3,476,936
                                   _____________            ____________

      Total Stockholders' Equity       7,636,465               7,303,060
                                   _____________            ____________

                                   $  18,429,109          $   16,086,077
                                   _____________            ____________
                                   _____________            ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
<F1>

                                         QUARTERS ENDED                         SIX MONTHS ENDED

                            ____________________________________      ___________________________________

                              June 29,                 July 1,            June 29,               July 1,
                                1996                   1995                 1996                  1995
                            _____________           ____________       _____________          ____________


NET SALES                  $  22,457,784           $ 21,022,912        $ 38,437,634          $37,423,958

COST OF GOODS SOLD            18,537,061             17,379,825          31,852,170           30,726,629
                           _____________          _____________       _____________         ____________

GROSS PROFIT                   3,920,723              3,643,087           6,585,464            6,697,329
                           _____________          _____________       _____________         ____________

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        3,125,789              3,509,822            5,678,760           6,784,852

INTEREST EXPENSE                 133,409                128,373              234,034             217,936
                           _____________          _____________        _____________        ____________
                               3,259,198              3,638,195            5,912,794           7,002,788
                           _____________          _____________        _____________        ____________

INCOME (LOSS) BEFORE
INCOME TAXES                     661,525                  4,892              672,670             (305,459)

INCOME TAX EXPENSE (BENEFIT)     248,072                 46,600              252,251               (5,600)
                           _____________           _____________       _____________         ____________

NET INCOME (LOSS)          $     413,453           $    (41,708)       $     420,419          $  (299,859)
                           _____________           _____________       _____________         ____________
                           _____________           _____________       _____________         ____________

NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER
SHARE                          1,000,627               1,008,518           1,000,627            1,008,518
                           _____________           _____________       _____________         ____________
                           _____________           _____________       _____________         ____________

EARNINGS (LOSS) PER SHARE  $         .41           $       (.04)       $         .42          $      (.30)
                           _____________           _____________       _____________         ____________
                           _____________           _____________       _____________         ____________

CASH DIVIDENDS PER SHARE   $         .04           $         .04       $         .08          $       .08
                           _____________           _____________       _____________         ____________
                           _____________           _____________       _____________         ____________

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                   SIX MONTHS ENDED
                                         __________________________________

                                         June 29,                 July 1,
                                           1996                    1995
                                       ____________            ____________

 Cash flows from operating activities:
 Net income (loss)                     $    420,419            $  (299,859)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operations:
  Depreciation                              218,652                 326,971
  Loss (gain) on sale of property,
  plant and equipment                          (200)                    471

(Increase) decrease in assets:
 Accounts receivable, net                (1,453,839)               (500,294)
 Inventories                             (1,012,046)               (413,081)
 Prepaid expenses and other current
  assets                                    (85,152)               (313,528)
 Other assets                               236,941                   2,600


Increase (decrease) in liabilities:
 Accounts payable                           (69,528)               (580,649)
 Income taxes payable                       326,254                (399,504)
 Accrued salaries, commissions and
  bonuses                                   (30,931)                (80,872)
  Accrued employee group insurance         (173,276)                  4,661
  Other accrued liabilities                (188,775                 273,770

                                       _____________            ____________

                                         (1,433,931)             (1,979,314)
                                       _____________            ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                (210,420)               (328,175)
  Proceeds from sale of property,
  plant and equipment                           200                   3,848
                                        _____________           ____________

                                           (210,220)               (324,327)
                                        _____________           ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                         1,768,333               1,338,333
 Acquisition of treasury stock               (6,888)                      0
 Cash dividends                             (80,126)                (80,681)
                                        _____________           ____________

                                          1,681,319               1,257,652
                                        _____________           ____________

Net increase (decrease) in cash              37,168              (1,045,989)
Cash at beginning of period                 513,319               1,361,207
                                        _____________           ____________

Cash at end of period                   $   550,487             $   315,218
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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 29, 1996 and December 30, 1995, results of operations for the quarters ended June 29, 1996 and July 1, 1995 and the six months ended June 29, 1996 and July 1, 1995 and cash flows for the six months ended June 29, 1996 and July 1, 1995. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

Note 2 -

On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale was $130,055.

On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation (VAFS) and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife, are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash down payment and the balance of $1,038,756 in the form of a note secured by the assets sold and personal guarantee of the Chairman. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,498.

During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On April 24, 1996, the Company entered into an agreement to sell most of the assets of TWB. The conditions of the sale were not met and settlement did not occur. The Company remains committed to sell these assets.

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

Note 4 -

Cash paid for interest totaled $133,409 and $128,373 for the quarters ended June 29, 1996 and July 1, 1995 and $234,034 and
$217,936 for the six months ended June 29, 1996 and July 1, 1995, respectively.

Income taxes resulted in a net refund of $166,900 and cash payments of $217,000 for the quarters ended June 29, 1996 and July 1, 1995 and a net refund of $166,900 and cash payments of $451,000 for the six months ended June 29, 1996 and July 1, 1995, respectively.

Item 2.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     Sales for the quarter ended June 29, 1996 were $22.5 million or 6.8% higher than sales for the prior year's second quarter of $21.0 million. Sales for the six months ended June 29, 1996 were $38.4 million or 2.7% higher than sales of $37.4 million for the prior year's first six months. Sales under a contract with the United States Department of Defense of $3.0 million more than offset a decrease in sales of $1.6 million resulting from the sale of the consumer operation in the third quarter of 1995.

     The Company's gross profit margin (gross profit as a percentage of net sales) marginally increased from 17.33% in the quarter ended July 1, 1995, to 17.46% for the quarter ended June 29, 1996. The gross profit margin for the six months decreased from 17.90% in 1995 to 17.13% in 1996. The elimination of the consumer division with its higher mark-up was the primary cause of this decline.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales decreased from 16.70% for the second quarter of 1995 to 13.92% for the quarter ended June 29, 1996 and decreased from 18.13% for the first six months of 1995 to 14.77% for the six months ended June 29, 1996. The sale of the consumer operation was the primary cause of the decline. The remainder of the decline was due to a $254,000 decrease in health and commercial insurance.

     Interest expense for the quarter ended June 29, 1996 decreased to .59% of sales compared to .61% of sales for the second quarter of 1995 and increased to .61% of sales for the six months ended June 29, 1996 compared to .58% of sales for the first six months of 1995. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $252,300 for the six months ended June 29, 1996 compared to an income tax benefit of $5,600 for the corresponding period of 1995. The lower effective tax benefit in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported net income of $420,400 or $.42 per share for the first six months of 1996 compared to a net loss of $299,900 or $.30 per share in the first six months of 1995. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.29 of the 1995 per share net loss. TWB incurred no loss or income in 1996 due to the $763,000 pretax charge established in the fourth quarter of 1995.

Liquidity

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of June 29, 1996 and December 30, 1995 are set forth below:

                                June 29,      December 30,
                                  1996            1995
                               ____________    ____________

Total Debt to Total Debt Plus
  Stockholders' Equity              .53             .48

Current Assets to Current
  Liabilities                      5.27            5.66

Inventory Turnover (The
  Annualized Cost of Goods
  Sold to Ending Inventory)       10.87           12.99


     The decreases in both the current assets to current liabilities ratio and the inventory turnover ratio were caused by the increases in inventory and debt that were required to service a sales contract with the United States Department of Defense.

     On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale was $130,055.

     On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash down payment and the balance of $1,038,756 in the form of a note, which is secured by the assets sold and the personal guarantee of the Chairman. The note is due in twelve monthly payments beginning September 3, 1996. Interest is due monthly at the prime rate of the Company's bank. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,498.

     During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On April 24, 1996, the Company entered into an agreement to sell most of the assets of TWB. The conditions of the sale were not met and settlement did not occur. The Company remains committed to sell these assets.

Capital Resources

     The Company's debt financing at June 29, 1996, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at June 29, 1996 was 8.25%. The note is due three years after the annual renewal date, currently July, 1997, subject to annual renewal. As of June 29, 1996, the Company had borrowed
$6,040,000 against this credit line and had $1,460,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of June 29, 1996, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $800,000.


     A $1,750,000 bank term loan at prime plus 0.50%. The loan is to be repaid in quarterly installments of $100,000 beginning in October 1996. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $12 million.

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

           3(b). Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
10-K for the year ended December 30, 1995).

           4(a). Amended and Restated Credit Agreement dated as of June 14, 1996, between the Company and Crestar Bank relating to a $7,500,000 revolving credit commitment and a $1,750,000 term loan.

           4(b)(1). Commercial Note dated June 14, 1996, made by the Company in favor of Crestar Bank in the principal amount of $7,500,000.

           4(b)(2). Commercial Note dated June 14, 1996, made by the Company in favor of Crestar Bank in the principal amount of $1,750,000.

           9. Voting Trust Agreement Dated June 17, 1986, among Mary H. Doughtie, Mary D. Houfek, Barbara D. Horton and Elsie D. Waddell, as Amended (incorporated by reference to
Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

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

           10(b)(2). Lease Dated June 19, 1989 Between Keen Leasing, Inc. of Carlisle, Pennsylvania and Doughtie's Foods, Inc. And related Agreements relating to the sale and lease back of the Company's Existing fleet of trucks(incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

           10(b)(3). Lease Agreement Dated January 26, 1996, Between Keen Leasing, Inc., Lessor, and the Company, Lessee, relating to the leasing of certain trucks (incorporated by reference to Exhibit 10(b)(3) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(b)(4). Truck lease and Service Agreement dated May 2, 1991 between Lend Lease Trucks, Inc. and Dutterer's of Manchester Corporation and certain amendments thereto relating to the leasing of certain trucks (incorporated by reference to Exhibit 10(b)(10) to the Company's Annual Report on Form 10-K for the year ended December 28, 1991).

           10(b)(5). Industrial Lease Agreement dated as of August 17, 1994, between Wendell's Machine & Welding, Inc., lessor, TWB Gourmet Foods, Inc., lessee, and Riddle Associates, Inc., agent, relating to premises located at 2620 Elmhurst Lane, Portsmouth, Virginia (incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           10(b)(6). Agreement to Sublease dated as of February 22, 1996 between the Company, Lessee, and Groves Faison, Lessor, relating to premises located at 902 Cooke Avenue, Norfolk, Virginia
(incorporated by reference to Exhibit 10(b)(6) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(b)(7).  General Commercial Lease dated as of
February 21, 1996, between the Company, Lessee, and Starch
Realty, Inc., Lessor, relating to premises located at 902 Cooke
Avenue, Norfolk, Virginia (incorporated by reference to Exhibit
10(b)(7) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(c)(1).  Security Agreement dated as of June 14,
1996, made by the Company to Crestar Bank granting a security interest in accounts, inventory, equipment, and general intangibles.

           10(c)(2). Security Agreement dated as of June 14, 1996, made by Dutterer's of Manchester Corporation to Crestar Bank granting a security interest in a promissory note dated September 3, 1995, made by Value Added Food Services, Inc., payable to the order of the holder in the original principal amount of $1,038,756.

           10(c)(3).  Guaranty Agreement dated as of June 14,
1996, made by Dutterer's of Manchester Corporation for the benefit of Crestar Bank.

           10(c)(4). Assignment dated as of June 14, 1996, made by the Company to Crestar Bank assigning as a security interest the Company's rights to receive all monies under Contract No. SP0300-967-D-2900 dated January 26, 1996 between the Company and the United States Department of Defense.

           10(c)(5). Credit Line Deed of Trust dated as of June 14, 1996, made by the Company for the benefit of Crestar Bank relating to certain property located at 2410 and 2415 Wesley Street and 149 Chautauqua Avenue, Portsmouth, Virginia, securing the maximum principal amount of $3,025,000.

           10(c)(6). Indemnity Deed of Trust dated as of June 12, 1996, made by Dutterer's of Manchester Corporation for the benefit of Crestar Bank relating to certain property located in Carroll County, Maryland, securing the maximum principal amount of $1,200,000.

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

           10(e)(6). Subsidiary Security Agreement dated as of September 13, 1995, made by TWB Gourmet Foods, Inc. to the Company granting the Company a security interest in accounts, chattel paper, instruments, contract rights, inventory, and general intangibles (incorporated by reference to Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(f)(1). Closing Agreement dated as of September 3, 1995, among Dutterer's of Manchester Corporation, Doughtie's Foods, Inc., Value Added Food Services, Inc., Vernon W. Mules, and Kathryn M. Mules (incorporated by reference to Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(f)(2). Term Note of Value Added Food Services, Inc. dated as of September 3, 1995, in the original principal amount of $1,077,821.00 (incorporated by reference to Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(f)(3). Amendment to Term Note dated as of October 1, 1995, between Value Added Food Services, Inc. and Dutterer's of Manchester Corporation (incorporated by reference to Exhibit 10(f)(3) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           10(f)(4). Assumption of Liabilities and Obligations dated as of September 3, 1995, by Value Added Food Services, Inc. and Vernon W. Mules and Kathryn M. Mules for the benefit of Dutterer's of Manchester Corporation and Doughtie's Foods, Inc (incorporated by reference to Exhibit 10(f)(4)to the Company's Annual Report on Form 10-K for the year ended December 30,
1995).

           10(f)(5).  Bill of Sale dated as of September 3,  1995
by Doughtie's Foods, Inc. and Dutterer's of Manchester
Corporation to Value Added Food Services, Inc. (incorporated by reference to Exhibit 10(f)(5)to the Company's Annual Report on
Form 10-K for the year ended December 30, 1995).

           10(f)(6).  Guaranty dated as of September 3, 1995,  by
Kathryn M. Mules, in favor of Dutterer's of Manchester
Corporation (incorporated by reference to Exhibit 10(f)(6) to the Company's Annual Report on Form 10-K for the year ended
December 30, 1995).

           10(f)(7).  Guaranty dated as of September 3, 1995,  by
Vernon W. Mules, in favor of Dutterer's of Manchester
Corporation (incorporated by reference to Exhibit 10(f)(7) to the Company's Annual Report on Form 10-K for the year ended
December 30, 1995).

           10(f)(8). Security Agreement dated as of September 3, 1995, between Value Added Food Services, Inc. And Dutterer's of Manchester Corporation (incorporated by reference to Exhibit 10(f)(8)to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 29, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                               /s/ Marion S. Whitfield, Jr.
                               ----------------------------
August 12, 1996              By:   Marion S. Whitfield, Jr.
                                       (Signature)

                                   Senior Vice President
                                   (Principal Financial and
                                       Accounting Officer)