Form 10-Q
period 1996-09-28
DOUGHTIES FOODS INC
filed 1996-11-12
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 28, 1996
                           -------------------------------------
                              OR

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

Common Stock, $1 par value - 998,052 shares as of November 6,
1996.



                  PART I.  FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Unaudited)

                                         September 28,          December 30,
                                             1996                  1995

                                         _____________          ____________


             ASSETS

CURRENT ASSETS:
 Cash                                    $     145,303          $    513,319
 Accounts receivable, net:
  Trade                                      7,741,427             5,758,536
  Officers and employees                             0                 3,323
 Inventories                                 5,118,427             4,849,104
 Deferred income taxes                         193,339               193,339
 Prepaid expenses and other
  current assets                               273,131               246,679
                                         _____________          ____________

    Total Current Assets                    13,471,627            11,564,300
                                         _____________          ____________


PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   4,112,609             4,290,986
 Delivery equipment                            347,242               375,408
 Plant and refrigeration equipment           4,054,054             3,869,561
 Office equipment                              699,019               695,034
 Leasehold improvements                          6,062                     0
                                         _____________          ____________

                                             9,499,813             9,511,816

 Less - accumulated depreciation             5,913,217             5,823,208
                                         _____________          ____________

                                             3,586,596             3,688,608
                                         _____________          ____________

OTHER ASSETS                                    92,140               833,169
                                         _____________          ____________

                                         $  17,150,363          $ 16,086,077
                                         _____________          ____________
                                         _____________          ____________




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    133,333
 Accounts payable                            1,829,910             1,547,107
 Income taxes payable                          363,398                     0
 Accrued salaries, commissions and
  bonuses                                      127,392                76,706
 Accrued employee group insurance                  126               174,026
 Other accrued liabilities                     258,606               113,580
                                         _____________          ____________

      Total Current Liabilities              3,112,765             2,044,752

LONG-TERM DEBT - less current portion        6,338,334             6,688,334

DEFERRED INCOME TAXES                           49,931                49,931
                                         _____________          ____________

      Total Liabilities                      9,501,030             8,783,017
                                         _____________          ____________

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 998,052 shares at
  September 28, 1996 and 1,002,527
  shares at December 30, 1995                  998,052             1,002,527
 Additional paid-in capital                  2,812,171             2,823,597
 Retained earnings                           3,839,110             3,476,936
                                         _____________          ____________
      Total Stockholders' Equity             7,649,333             7,303,060
                                         _____________          ____________

                                         $  17,150,363          $ 16,086,077
                                         _____________          ____________
                                         _____________          ____________

See Notes to Consolidated Financial Statements.


                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                           QUARTERS ENDED                         NINE MONTHS ENDED

                             _____________________________________      ___________________________________

                              September 28,           September 30,       September 28,       September 30,
                                  1996                    1995                1996                1995
                             _____________           _____________       _____________        _____________


NET SALES                    $  22,017,932           $  21,273,919       $  60,455,566        $  58,697,877

COST OF GOODS SOLD              18,589,077              17,867,469          50,441,247           48,594,098
                             _____________           _____________       _____________        _____________

GROSS PROFIT                     3,428,855               3,406,450          10,014,319           10,103,779
                             _____________           _____________       _____________        _____________

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES         3,202,315               3,384,705           8,881,075           10,169,557

INTEREST EXPENSE                   127,490                 124,493             361,524              342,429
                             _____________           _____________       _____________        _____________
                                 3,329,805               3,509,198           9,242,599           10,511,986
                             _____________           _____________       _____________        _____________

INCOME (LOSS) BEFORE
 INCOME TAXES                       99,050                (102,748)            771,720             (408,207)

INCOME TAX EXPENSE                  37,144                  19,100             289,395               13,500
                             _____________           _____________       _____________        _____________

NET INCOME (LOSS)            $      61,906           $    (121,848)      $     482,325        $    (421,707)
                             _____________           _____________       _____________        _____________
                             _____________           _____________       _____________        _____________

NUMBER OF SHARES USED IN
 COMPUTING EARNINGS PER
 SHARE                           1,000,627               1,008,518           1,000,956            1,008,518
                             _____________           _____________       _____________        _____________
                             _____________           _____________       _____________        _____________

EARNINGS (LOSS) PER SHARE    $         .06           $        (.12)      $         .48        $        (.42)
                             _____________           _____________       _____________        _____________
                             _____________           _____________       _____________        _____________

CASH DIVIDENDS PER SHARE     $         .04           $         .04       $         .12        $         .12
                             _____________           _____________       _____________        _____________
                             _____________           _____________       _____________        _____________

See Notes to Consolidated Financial Statements.



                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    NINE MONTHS ENDED
                                          _____________________________________

                                          September 28,            September 30,
                                              1996                     1995
                                          _____________            ____________

Cash flows from operating activities:
 Net income (loss)                        $    482,325             $  (421,707)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operations:
  Depreciation                                 334,923                 490,907
  Gain on sale of property,
   plant and equipment                            (700)               (133,130)

(Increase) decrease in assets:
 Accounts receivable, net                   (1,979,568)                332,176
 Inventories                                  (269,323)               (699,533)
 Prepaid expenses and other current
  assets                                       (26,452)               (258,934)
 Other assets                                  741,029              (1,023,597)

Increase (decrease) in liabilities:
 Accounts payable                              282,803                (241,977)
 Income taxes payable                          363,398                (399,504)
 Accrued salaries, commissions and
  bonuses                                       50,686                 (81,924)
 Accrued employee group insurance             (173,900)                 11,371
 Other accrued liabilities                     145,026                 312,561
                                          _____________            ____________

                                               (49,753)             (2,113,291)
                                          _____________            ____________

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                   (232,911)               (435,465)
 Proceeds from sale of property,
  plant and equipment                              700                 139,458
                                          _____________            ____________

                                              (232,211)               (296,007)
                                          _____________            ____________

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                               50,000               2,170,000
 Acquisition of treasury stock                 (15,901)                (12,000)
 Cash dividends                               (120,151)               (120,902)
                                          _____________            ____________

                                               (86,052)              2,037,098
                                          _____________            ____________

Net decrease in cash                          (368,016)               (372,200)
Cash at beginning of period                    513,319               1,361,207
                                          _____________            ____________

Cash at end of period                     $    145,303             $   989,007
                                          _____________            ____________
                                          _____________            ____________

See Notes to Consolidated Financial Statements.




                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the "Company") and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 28, 1996 and December 30,1995, results of operations for the quarters ended September 28, 1996 and September 30, 1995 and the nine months ended September 28, 1996 and September 30, 1995, and cash flows for the nine months ended September 28, 1996 and September 30, 1995. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On September 6, 1996, the Company sold certain assets of TWB and discontinued manufacturing of the associated gourmet food products. The terms of the sale were a $30,000 cash down payment, $20,000 assigned accounts receivable and $136,829 of free trade credit from the buyer for a total sale price of $186,829. No gain or loss was recognized as a result of this sales transaction.

On August 28, 1996, the Company merged its Dutterer's of
Manchester Corporation subsidiary into TWB Gourmet Foods, Inc. in order to streamline operations.

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

Note 4 -

Cash paid for interest totaled $127,490 and $124,493 for the quarters ended September 28, 1996 and September 30, 1995 and
$361,524 and $342,429 for the nine months ended September 28, 1996 and September 30, 1995, respectively.

Cash paid for income taxes was $0 and $5,676 for the quarters ended September 28, 1996 and September 30, 1995 and a net refund of $166,900 and cash payments of $456,676 for the nine months ended September 28, 1996 and September 30, 1995, respectively.



Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Sales for the quarter ended September 28, 1996 were $22.0 million or 3.50% higher than sales for the prior year's third quarter of $21.3 million. Sales for the nine months ended September 28, 1996 were $60.5 million or 2.99% higher than sales of $58.7 million for the prior year's first nine months. Sales under a contract with the United States Department of Defense of $6.1 million more than offset a decrease in sales of $2.0 million resulting from the sale of the consumer operation in the third quarter of 1995.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 16.01% in the quarter ended September 30, 1995, to 15.57% for the quarter ended September 28, 1996. The gross profit margin for the nine months decreased from 17.21% in 1995 to 16.56% in 1996. The elimination of the consumer division with its higher mark-up was the primary cause of this decline.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales decreased from 15.91% for the third quarter of 1995 to 14.54% for the quarter ended September 28, 1996 and decreased from 17.33% for the first nine months of 1995 to 14.69% for the nine months ended September 28, 1996. The sale of the consumer operation was the primary cause of the decline. The remainder of the decline was due to a $312,000 decrease in health and commercial insurance.

     Interest expense for the quarter ended September 28, 1996 decreased to .58% of sales compared to .59% of sales for the third quarter of 1995 and increased to .60% of sales for the nine months ended September 28, 1996 compared to .58% of sales for the first nine months of 1995. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $289,395 for the nine months ended September 28, 1996 compared to an income tax expense of $13,500 for the corresponding period of 1995. The lower effective tax rate in 1995 resulted from the non-recognition of tax benefits for the net operating loss of a subsidiary that is not a member of the controlled group for income tax purposes.

     The Company reported net income of $482,325 or $.48 per share for the first nine months of 1996 compared to a net loss of $421,707 or $.42 per share in the first nine months of 1995. Losses incurred by TWB Gourmet Foods, Inc. accounted for $.44 of the 1995 per share net loss. TWB incurred no loss or income in 1996 due to the $763,000 pretax charge established in the fourth quarter of 1995.



Liquidity
---------

         The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of September 28, 1996 and December 30, 1995 are set forth below:

                                                        September 28,         December 30,

                                                            1996                 1995
                                                        ____________          ____________


Total Debt to Total Debt Plus Stockholders' Equity              .47                   .48

Current Assets to Current Liabilities                          4.33                  5.66

Inventory Turnover (The Annualized Cost of Goods
  Sold to Ending Inventory)                                   13.14                 12.99


     The decrease in the current assets to current liabilities ratio was caused by the increase in inventory and debt that were required to service a sales contract with the United States
Department of Defense.

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

     During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB has incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge. On September 6, 1996, the Company sold certain assets of TWB and discontinued manufacturing of the associated gourmet food products. The terms of the sale were a $30,000 cash down payment, $20,000 assigned accounts receivable and $136,829 of free trade credit from the buyer for a total sale price of $186,829. No gain or loss was recognized as a result of this sales transaction.

     On August 28, 1996, the Company merged its Dutterer's of
Manchester Corporation subsidiary into TWB Gourmet Foods, Inc. in order to streamline operations.

Capital Resources
-----------------

     The Company's debt financing at September 28, 1996, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at September 28, 1996 was 8.25%. The note is due three years after the annual renewal date, currently July, 1998, subject to annual renewal. As of September 28, 1996, the Company had borrowed $4,455,000 against this credit line and had $3,045,000 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of September 28, 1996, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $766,667.

     A $1,750,000 bank term loan at prime plus 0.50%. The loan is to be repaid in quarterly installments of $100,000. As of September 28, 1996, the outstanding balance was $1,650,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $12 million.

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

Item 6.      Exhibits and Reports on Form 8-K

     (a)   Exhibits

           2(a)(1).  Articles of Merger (with attached Plan of
Merger) Merging Dutterer's of Manchester Corporation (a Maryland corporation) and TWB Gourmet Foods, Inc. (a Virginia corporation), filed with the Virginia State Corporation
Commission on August 28, 1996.

           2(a)(2).  Articles of Merger Merging Dutterer's of
Manchester Corporation Into TWB Gourmet Foods, Inc., filed with the Maryland State Department of Assessments and Taxation on
August 27, 1996.

           10(g). Asset Purchase Agreement dated as of September 6, 1996 by and among Loetitia Adam St. James and Chris L. St. James, TWB Gourmet Foods, Inc. (TWB), CP Specialty Foods, Inc.
(CP), and Doughtie's Foods, Inc., pursuant to which TWB sold certain assets to CP.

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 28, 1996.




     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1996

                              DOUGHTIE'S FOODS, INC.

                              By: /s/ Marion S. Whitfield, Jr.
                              --------------------------------
                              Marion S. Whitfield, Jr.
                              Senior Vice President
                              (Principal Financial and
                              Accounting Officer)



                              EXHIBIT INDEX



Exhibit
Number       Description
2(a)(1).  Articles of Merger (with attached Plan of
          Merger) Merging Dutterer's of Manchester Corporation (a Maryland corporation) and TWB Gourmet Foods, Inc. (a Virginia corporation), filed with the Virginia State Corporation
          Commission on August 28, 1996.

2(a)(2).  Articles of Merger Merging Dutterer's of
          Manchester Corporation Into TWB Gourmet Foods, Inc., filed with the Maryland State Department of Assessments and Taxation on August 27, 1996.

10(g).    Asset Purchase Agreement dated as of September
          6, 1996 by and among Loetitia Adam St. James and Chris L. St. James, TWB Gourmet Foods, Inc. (TWB), CP Specialty Foods, Inc.
          (CP), and Doughtie's Foods, Inc., pursuant to which TWB sold certain assets to CP.

27.       Financial Data Schedule.