Form 10-K
period 1996-12-28
DOUGHTIES FOODS INC
filed 1997-03-28
CIK 29850

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 2O549


(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended    December 28, 1996
                                         ----------------------

                                OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                    to
                                            -----------------

            ------------------


                         Commission file number 0-7166



                             DOUGHTIE'S FOODS, INC.
            (Exact name of Registrant as specified in its charter)

          VIRGINIA                                      54-0903892
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                   identification number)


               2410 WESLEY STREET, PORTSMOUTH, VIRGINIA 23707
                  (Address of principal executive offices)


Registrant's telephone number, including area code:  (757) 393-6007


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


                                                                -------

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1997 (See Note, Item 5, for explanation of calculation):

                                                          $  1,681,321
                                                        ----------------


Indicate the number of shares of Common Stock outstanding as of March 24, 1997:

                                                               998,052
                                                       -----------------


                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant's proxy statement for its annual meeting of stockholders scheduled for May 22, 1997.

PART I.
-------

ITEM 1.   BUSINESS
------------------

General
-------

     Doughtie's Foods, Inc. (the "Company") was incorporated in Virginia in November 1971 to engage in the sale and distribution of a wide variety of meat and seafood products and other food items. Many of the meat and seafood products sold by the Company have been historically manufactured, processed or produced by it, while other food items sold by the Company, such as fruits, vegetables, condiments, and seasonings, are purchased by the Company from other sources. The sale in February 1997 of certain assets related to the Company's manufacture of barbecue and chili products (see below), reflects the Company's determination to divest itself of nonprofitable operations so that it can concentrate on its primary business of distributing food products to commercial and institutional customers, including supermarkets, restaurants, cafeterias, independent food distributors, schools, hospitals, and other public and private facilities. The Company's marketing area covers the central, northern, and eastern portions of Virginia, as well as Maryland, Washington, D.C., portions of North Carolina, and small areas of Delaware. The Company's remaining manufactured products, consisting of a variety of delicatessenstyle meats, are currently sold through brokers and marketed in approximately 30 states. These products and related manufacturing equipment are subject to being sold pursuant to an Asset Purchase Agreement entered into by the Company as of March 18, 1997. Upon the closing of this transaction, scheduled for the end of March or early April 1997, the Company will no longer be engaged in the manufacture of food products, but will continue to distribute its traditional "Doughtie's" label products pursuant to product supply agreements with the respective buyers of the manufacturing business.

     In February 1997, the Company sold to The Smithfield Ham and Products Company, Incorporated ("Smithfield") certain assets related to the manufacture of barbecue and chili products. The agreement with Smithfield provides that the Company will continue to purchase barbecue and chili products from Smithfield for a period of five years for distribution to its commercial and institutional customers. Smithfield has been given a limited license to use the Doughtie's trademark in connection with retail sales of the barbecue and chili products. The total sale price was approximately $840,000 in cash. The Company anticipates a small gain from the transaction.

     In September 1995, the Company sold substantially all of the assets of its Home Food Service operation (the "Home Food Service") to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note. The note was paid in full in November 1996. The assets were sold primarily at net book value, except for finance receivables which were discounted by ten percent. The net loss on the sale, including abandoned assets and other write-offs, was approximately $96,000.

     In August 1994, the Company entered into a joint venture with Loetitia Adam-St. James and Chris L. St. James (collectively, the "St. James"), trading as Thunder Bay Gourmet Foods, who manufactured and sold a line of specialty gourmet food products (the "Thunder Bay Line"). Under the terms of the joint venture agreement, (i) the Company and the St. James formed TWB Gourmet Foods, Inc., a Virginia corporation("TWB"), (ii) TWB acquired substantially all of the assets of Thunder Bay Gourmet Foods, and (iii) the St. James and TWB entered into a license agreement granting TWB a perpetual, exclusive license and right to manufacture, sell, market, advertise, promote and exploit the Thunder Bay Line, and to use the related trademarks, including "Thunder Bay," worldwide. Until September 1996, the Company owned seventy percent of the outstanding capital stock of TWB, and the remaining thirty percent of TWB was owned by the St. James, who managed the business. During the fourth quarter of 1995, the Company determined to exit the gourmet foods business as TWB had incurred substantial net operating losses since its inception. Accordingly, the Company incurred a $763,000 pretax charge in the fourth quarter to reduce the carrying value of TWB's fixed assets and inventories to estimated net realizable value and to provide for other costs to exit this business. On September 6, 1996, the Company sold certain assets of TWB and discontinued manufacturing of the associated gourmet food products. The terms of the sale were a $30,000 cash down payment, $20,000 assigned accounts receivable and $137,000 of free trade credit from the buyer for a total sale price of $187,000. No gain or loss was recognized as a result of this sales transaction. In conjunction with the transaction, the St. James surrendered their stock in TWB and are no longer affiliated with TWB, which is now wholly owned by the Company.

    On August 28, 1996, the Company merged its Dutterer's of Manchester Corporation subsidiary into TWB Gourmet Foods, Inc. The purpose of the merger was to simplify corporate structure.

Products
--------

     The Company has operated processing and manufacturing facilities in Portsmouth, Virginia. Prior to the sale to Smithfield in February 1997, these facilities were primarily involved in the manufacture of pork and beef barbecue, hot dog sauce, meat loaf, chili and other cooked meat products. Since the sale to Smithfield, the only products being manufactured are delicatessen-style meats. The Company's subsidiary, TWB, also manufactured and sold a line of specialty gourmet food products until that portion of the business was sold in September 1996. See ITEM I, PART 1, BUSINESS:
General.

     The Company markets many of its products under its own label. Most of its products are packaged under the registered trade name and service mark "Doughtie's." Registration covering this mark remains in force twenty years from the date of registration and may be renewed for periods of twenty years.

     The Company offers to its institutional and commercial customers a broad range of food items including meat products, frozen, refrigerated, canned, and dry items in the seafood, fruit, vegetable, and other lines. Most items needed by such customers for the operation of their business are offered by the Company, including eggs, produce, staples such as flour and sugar, restaurant supplies, and a limited amount of cooking and processing equipment. Availability of such items is generally good. The Company has no material long-term contract with respect to the supply of any of such items.

Marketing and Distribution
--------------------------

     The  Company  maintains  a  central   distribution  center  in  Portsmouth,
Virginia, from which it handles the Company's commercial and institutional food sales.

     Sales of products manufactured or processed by the Company or purchased by the Company from others, are made through a system of advance salespersons who take orders for subsequent delivery. A fleet of approximately 36 trucks and 10 trailers is employed in the delivery phase of the wholesale operations. The Company experiences increased sales to customers in resort areas and parks during the summer months as a result of increased patronage of these businesses. The decline in sales to such customers during the winter months is partially offset by sales to schools.

     Prior to September 1995, the Company offered a Home Food Service from which individuals could purchase a complete line of food and related items and, if desired, a home freezer. Members of the Service could order any item offered under the Service at any time and in any reasonable quantity. The Service was offered in portions of Delaware, Pennsylvania, Virginia and West Virginia and throughout the eastern and central portions of Maryland through Dutterer's of Manchester Corporation, a wholly owned subsidiary of the Company. The Company operated facilities in Portsmouth, Virginia and in Baltimore, Maryland, in connection with the Service. In September 1995, the Company sold substantially all of the assets of the Service to VAFS and ceased operations in the consumer portion of its business due to unprofitability. See ITEM I, PART 1, BUSINESS:
General.

Customers
---------

     With the exception of the United States Department of Defense, whose total purchases were $9.3 million or 11.6% of revenue, none of the Company's customers accounted for 10% or more of the Company's consolidated revenue in fiscal year 1996.

Competition
-----------

     The Company's manufacturing and food processing, and commercial and institutional food distribution operations face substantial competition from other manufacturers and food distributors in the region. There are many companies engaged in one or more of the same areas of the industry as the Company, some of which are national companies having greater resources and sales than the Company. There are also a large number of regional and local companies that compete with the Company. Within these areas of the food industry, competition is based primarily upon price, service, and product quality. The Company believes it is reasonably competitive with respect to all of these factors in its commercial and institutional food distribution operations. However, meeting competition has become increasingly difficult with respect to manufacturing and food processing, and that difficulty has driven the Company's focus away from manufacturing and toward distribution.

Research and Development
------------------------

     Due to the sale of the barbecue and chili business in February 1997, the Company is discontinuing research and development.

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

Employees
---------

     As of December  28,  1996,  the Company had  approximately  240  employees.
Approximately 58 of these employees working at the Company's Portsmouth facilities are members of the Bakery, Confectionery and Tobacco Workers' International Union, AFL-CIO, under a contract which expires in October, 1998. Following the sale of certain manufacturing assets to The Smithfield Ham and Products Company, Incorporated in February 1997, the number of employees was reduced to approximately 203, of which approximately 38 are members of the referenced union.

Executive Officers
------------------

     STEVEN C. HOUFEK, 48, is the Company's President and Chief Executive Officer. Mr. Houfek has been President of the Company since August 1992 and was named Chief

Executive Officer in May 1994. Prior to May 1992, Mr. Houfek held various management positions with the Company, including Executive Vice President from May 1987 to May 1992.

     VERNON W. MULES, 67, is Chairman of the Board of Directors of the Company. Prior to May 1994, Mr. Mules served as the Company's Chief Executive Officer.

     MARION S. WHITFIELD, JR., 51, has served as Senior Vice President of the Company since May 1987. He served as Vice President of the Company from May 1983 until May 1987.

     MICHAEL S. LAROCK, 33, joined the Company in November 1994 and has served as the Company's Treasurer and Secretary since that time. Prior to November 1994, Mr. LaRock was an accountant with Price Waterhouse LLP in Norfolk, Virginia.

     THOMAS G. BROWN, 53, has served as Vice President - Purchasing since February 1994. Prior to that time, he was Director of Purchasing.

     WILLIAM E. MOODY, JR., 47, has been Vice President - Sales since February 1994. Prior to that time, he was Sales Manager.

     JERRY D. NIXON, 40, was elected Vice President - Government Contract Operations, in February 1996. Mr. Nixon served as Vice President - Operations from February 1994 until February 1996. Prior to that time, Mr. Nixon was Operations Manager.

     WILLIAM G. RATLIFF, 41, was elected Vice President - Operations in February 1996. Since joining the Company in October 1994, Mr. Ratliff has served as Project Manager. Prior to October 1994, Mr. Ratliff was a United States Navy Supply Corps Officer.

     ROBERT F. HORTON, 29, was elected Vice President -Business Development in February 1996. Mr. Horton has served as a district sales manager since October 1995. Prior to that time, he was Program Accounts Manager.


                            ---------------------------
                            Forward-Looking Information
                            ---------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are inherently subject to the uncertainties of future events, so that actual results could differ materially from expectations which are stated or implied in, or could be inferred from such forwardlooking statements. Among the kinds of uncertainties that can affect and should be considered in evaluating the Company's forward-looking statements are uncertainties related to economic conditions, government and regulatory policies, customer plans and commitments, changes in the capital markets affecting the Company's capital structure and cost of capital, and the Company's competitive environment. Readers are therefore cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date such statement is made.


ITEM 2.   PROPERTIES
--------------------

     The principal facilities of the Company and its subsidiary are listed below. Except as noted, all are fully utilized by the Company and are adequate for the Company's purposes and needs.

     (a) The Company owns approximately 10.2 acres of land in Portsmouth, Virginia, on which are located a building complex, including manufacturing facilities, cooler, freezer, and dry storage warehousing, complete truck docking facilities, a garage, and the Company's principal executive offices. The Company's three loans are secured by a lien on this property.

     (b) The Company's wholly-owned subsidiary, TWB Gourmet Foods, Inc., owns approximately 4.5 acres of land in Manchester, Maryland, on which are located a 20,000 square foot packing house with a stock yard and sewage plant. An adjacent 45-acre farm is also owned by the Subsidiary. In December, 1991, the Company transferred the operations of its Manchester facility to its Portsmouth, Virginia plant. The Company's three loans are secured by a lien on this property.

     (c) The Company leases approximately 15,000 square feet of warehouse space in Portsmouth, Virginia. This property is leased on a month to month basis with monthly rental payments of $2,275.

     (d) The Company leases approximately 35,600 square feet of freezer, cooler, warehouse and office space in a warehouse building in Norfolk, Virginia, under a lease which calls for monthly rental payments of $19,000. This lease expires in February 1998, and includes three one-year renewal options.

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

     None.

PART II.
--------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
-----------------------------------------------------------

Market and Price Information
----------------------------

     The Company's common stock, $1.00 par value (the "Common Stock"), is traded in the over-the-counter market. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated, as reported by the Dow Jones Historical Stock Quote Reporter Service and NASDAQ.

                             First Quarter     Second Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1995          4-1/4    4-1/4    4-1/2    3-1/2
               1996          4-1/4    3-1/4    4-1/4    3-1/4

                             Third Quarter     Fourth Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1995          4-1/2    3-1/2    4-3/8    3-3/8
               1996          4-3/4    3        5        4


     The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported.

Number of Stockholders
----------------------

     As of March 24, 1997, there were 265 record holders of the Common Stock.

Dividends
---------

      The cash dividends declared per common share by quarter for the two most recent fiscal years are summarized below.

                                   1996              1995
                                  -----             -----

         First Quarter            $ .04             $ .04
         Second Quarter             .04               .04
         Third Quarter              .04               .04
         Fourth Quarter             .04               .04
                                  -----             -----
                  Total           $ .16             $ .16
                                  -----             -----
                                  -----             -----


     Management presently expects to continue declaring quarterly cash dividends if it proves possible to do so.

NOTE: The aggregate market value of voting stock held by 256 non-affiliates of the registrant as of March 24, 1997, shown on the cover page was calculated as follows. The number of shares beneficially owned by the officers and directors of the Company as a group and by members of the Doughtie family was subtracted from 998,052, the total number of shares outstanding on that date. The resulting figure was then multiplied by $4.375, the average of the bid and asked prices of the Company's stock in the over-the-counter market on that date. The foregoing calculation should not be deemed an admission that any of the officers and directors of the Company or any of the members of the Doughtie family are "affiliates."

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------


                                     1996           1995           1994          1993           1992
                                     ----           ----           ----          ----           ----

Net sales                      $ 80,632,688   $ 76,585,835   $ 73,368,742   $70,771,064   $ 70,732,054

Income (loss) before
  cumulative effect of
  change in accounting
  for income taxes             $    927,820   $ (1,212,284)  $    364,073   $   141,109   $    (90,403)

Cumulative effect of
  change in accounting
  for income taxes             $       -      $       -      $       -      $   134,000   $       -

Net income (loss)              $    927,820   $ (1,212,284)  $    364,073   $   275,109   $    (90,403)

Weighted average number
  of shares outstanding           1,000,312      1,007,768      1,011,230     1,014,815      1,017,125

Earnings (loss) per share
  before cumulative effect
  of change in accounting
  for income taxes             $        .93   $      (1.20)  $        .36   $       .14   $       (.09)

Cumulative effect per
  share of change in
  accounting for  income
  taxes                        $       -      $       -      $       -      $       .13   $       -

Net earnings (loss) per
  share                        $        .93   $      (1.20)  $        .36   $       .27   $       (.09)
Cash dividends per
  share                        $        .16   $        .16   $        .16   $       .16   $        .16

Total assets                   $ 15,932,286   $ 16,086,077   $ 16,797,863   $14,838,266   $ 15,832,924

Long-term debt, less
  current portion              $  5,065,000   $  6,688,334   $  5,031,667   $ 4,390,000   $  5,353,334

Total stockholders'
  equity                       $  8,054,907   $  7,303,060   $  8,700,431   $ 8,519,329   $  8,416,702

Stockholders' equity
  per share                    $       8.07   $       7.28   $       8.63   $      8.40   $       8.28




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------


Results of Operations
---------------------

     Net sales of the Company increased 5.3% in 1996. For the 1996 fiscal year, the Company reported net sales of $80.6 million compared to net sales of $76.6 million in 1995. Net sales in 1995 were 4.4% ahead of the 1994 sales of $73.4 million. Sales under a contract with the United States Department of Defense of $9.3 million more than offset a decrease in sales of $2.0 million resulting from the sale of the consumer operation in the third quarter of 1995 and $0.8 million from the sale of the gourmet food operation in the third quarter 1996. The sales increase was not experienced uniformly throughout the Company as the manufacturing business continued the negative sales trend experienced over the last several years.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 17.7% in 1995 to 16.3% in 1996. The elimination of the consumer division with its higher mark-up was the primary cause of this decline. The Company's gross profit margin decreased from 19.5% in 1994 to 17.7% in 1995. The overhead costs associated with the start-up of the gourmet food operation and increased manufacturing costs associated with a new product line held down the gross profit margin in 1995.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales decreased to 14.8% in 1996 from 18.6% in 1995. The expenses for 1995 increased from 18.2% in 1994. The sale of the consumer operation was the primary cause of the decline, along with a $400,000 decrease in health and commercial insurance. The remainder of the decline was due to a $763,000 pretax charge the Company recorded during the fourth quarter of 1995 to reduce the carrying value of fixed assets and inventories of the Company's gourmet foods operation, TWB Gourmet Foods, Inc. ("TWB"), to estimated net realizable value and to provide for other costs to exit the gourmet foods business. TWB incurred substantial net operating losses since its inception in 1994.

     The increase in selling, general and administrative expenses in 1995 was partially offset by a $130,000 gain from the sale in July 1995 of certain real property located in Carrol County, Maryland.

     Interest expense was $469,000 in 1996 compared to $462,000 in 1995 and $276,000 in 1994. An increased borrowing level was the cause of the increased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax benefit was $202,000 for 1996 compared to income tax expense of $97,000 for 1995 and $323,000 for 1994. During the fiscal year ended December 28, 1996, the Company eliminated the valuation allowance related to the net operating losses of a subsidiary as a result of utilization of the net operating loss carryforward becoming more likely than not.

     The Company reported net income of $928,000 or $0.93 per share for 1996 compared to a net loss of $1,212,000 or $1.20 per share for 1995 and net income of $364,000 or $.36 per share in 1994. Losses incurred by TWB in 1995 were $1,390,000, or $1.38 per share, which included an operating loss of $627,000 and the previously described $763,000 pretax charge.


Effects of Inflation
--------------------

     Over the past three years, the effects of inflation on the Company's operations have been negligible, averaging less than 4% per year.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these indicators are set forth below as of the close of the past three fiscal years:


                                    1996           1995          1994
                                    ----           ----          ----

Total debt to total debt plus
 stockholders' equity               .41             .48           .37

Current assets to current
 liabilities                       4.36            5.66          4.11

Inventory turnover
 (cost of goods sold
 to ending inventory)             15.00           12.99         13.06

     The ratio of debt to total debt plus stockholders' equity decreased from .48 at December 30, 1995 to .41 at December 28, 1996 due to improved financial results which enabled the Company to reduce its long-term debt. The ratio of current assets to current liabilities decreased to 4.36 at December 28, 1996 from 5.66 at December 30, 1995, primarily due to increases in the current portion of long-term debt and income taxes payable.

     The inventory turnover rate increased from 12.99 in 1995 to 15.00 in 1996, as a result of increased management focus on reducing inventory levels, due primarily to warehouse constraints.

     The Company supplements its cash requirements by borrowing against existing credit lines. As of December 28, 1996, the Company had $4,185,000 of additional borrowing capacity under its credit line.

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

     In September 1995, the Company sold substantially all of the assets of the Home Food Service to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note, which is included in the Other Assets section of the Company's consolidated balance sheet at December 30, 1995. The note was paid in November 1996. The assets were sold primarily at net book value, except for finance receivables which were discounted by ten percent. The net pretax loss on the sale, including abandoned assets and other write-offs, was $96,000.

Capital Resources
-----------------

     The Company's debt financing at December 28, 1996, consisted of the following:

1. A $7,500,000 revolving bank note at prime. The prime rate at December 28, 1996 was 8.25%. The note is due three years after the annual renewal date, currently July, 1998, subject to annual renewal. As of December 28, 1996, the Company had borrowed $3,315,000 against this credit line and had $4,185,000 of additional borrowing capacity.

2. A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of December 28, 1996, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $733,333.

3. A $1,750,000 bank term loan at prime plus 0.50%. The loan is to be repaid in quarterly installments of $100,000. As of December 28, 1996, the outstanding balance was $1,550,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1997. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Actual sales volume for fiscal 1996 was $9.3 million.

     While the Company does not anticipate any other material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements


                                                                 Page
                                                                 ----

Financial Statements

 Report of Independent Accountants                                13
 Consolidated Statements of Income for the three
   years ended December 28, 1996                                  14
 Consolidated Balance Sheets at December 28, 1996
   and December 30, 1995                                          15
 Consolidated Statements of Stockholders' Equity
   for the three years ended December 28, 1996                    16
 Consolidated Statements of Cash Flows for the
   three years ended December 28, 1996                            17
 Notes to Consolidated Financial Statements                       18

 Financial Statement Schedule

   II - Consolidated Valuation and Qualifying Accounts            32

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

                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------

To the Board of Directors and Stockholders of Doughtie's Foods, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Doughtie's Foods, Inc. and its subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
   (Signature)

Norfolk, Virginia
February 24, 1997, except
for Note 10, which is as of
February 28, 1997

             DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME




                                        Year ended        Year ended       Year ended
                                       December 28,      December 30,     December 31,
                                           1996              1995             1994
                                      -------------     -------------    -------------

Net sales                             $  80,632,688     $  76,585,835    $  73,368,742
Cost of sales                            67,481,372        63,012,874       59,075,114
                                      -------------     -------------    -------------

Gross profit                             13,151,316        13,572,961       14,293,628
                                      -------------     -------------    -------------

Selling, general and administrative
  expenses                               11,956,604        14,225,899       13,331,347
Interest expense                            468,652           462,231          275,609
                                      -------------     -------------    -------------

                                         12,425,256        14,688,130       13,606,956
                                      -------------     -------------    -------------

Income (loss) before income taxes           726,060        (1,115,169)         686,672
Income tax expense (benefit)               (201,760)           97,115          322,599
                                      -------------     -------------    -------------

Net income (loss)                     $     927,820     $  (1,212,284)   $     364,073

                                      -------------     -------------    -------------
                                      -------------     -------------    -------------

Earnings (loss) per share             $         .93     $       (1.20)   $         .36
                                      -------------     -------------    -------------
                                      -------------     -------------    -------------

           See notes to consolidated financial statements.

                DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS




                                                     December 28,     December 30,
                                                         1996             1995
                                                  ---------------  ---------------

                ASSETS

Current assets:
 Cash                                             $     372,687    $      513,319
 Accounts receivable, net:
  Trade                                               6,924,656         5,758,536
  Officers and employees                                   -                3,323
 Inventories                                          4,497,699         4,849,104
 Deferred income taxes                                  386,271           193,339
 Prepaid expenses and other current assets               91,042           246,679
                                                  -------------    --------------

  Total current assets                               12,272,355        11,564,300
                                                  -------------    --------------

Property, plant and equipment - at cost:
 Land                                                   280,827           280,827
 Buildings                                            4,112,608         4,290,986
 Delivery equipment                                     347,242           375,408
 Plant and refrigeration equipment                    4,170,355         3,869,561
 Office equipment                                       699,019           695,034
 Leasehold improvements                                   6,062              -
                                                  --------------   ---------------
                                                      9,616,113         9,511,816
 Less - accumulated depreciation                      6,047,739         5,823,208
                                                  -------------    --------------

                                                      3,568,374         3,688,608
                                                  -------------    --------------

Other assets                                             91,557           833,169
                                                  -------------    --------------

                                                  $  15,932,286    $   16,086,077
                                                  -------------    --------------
                                                  -------------    --------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                $     533,333    $      133,333
 Accounts payable                                     1,631,114         1,547,107
 Income taxes payable                                   446,775              -
 Accrued salaries, commissions and bonuses              140,617            76,706
 Accrued employee group insurance                          -              174,026
 Other accrued liabilities                               60,540           113,580
                                                  -------------    --------------

  Total current liabilities                           2,812,379         2,044,752
Long-term debt - less current portion                 5,065,000         6,688,334
Deferred income taxes                                      -               49,931
                                                  -------------    --------------

  Total liabilities                                   7,877,379         8,783,017
                                                  -------------    --------------
Stockholders' equity:
 Common stock - $1 par value; authorized
  2,000,000 shares, issued and outstanding
  998,052 shares at December 28, 1996 and
  1,002,527 shares at December 30, 1995                 998,052         1,002,527
 Additional paid-in capital                           2,812,171         2,823,597
 Retained earnings                                    4,244,684         3,476,936
                                                  -------------    --------------

  Total stockholders' equity                          8,054,907         7,303,060
                                                  -------------    --------------

                                                  $  15,932,286    $   16,086,077
                                                  -------------    --------------
                                                  -------------    --------------

Commitments (Note 7)


              See notes to consolidated financial statements.

             DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Additional
                                      Common        Paid-in        Retained
                                      Stock         Capital        Earnings       Total
                                  -----------    -------------   ------------  ------------

Balances at December 25, 1993     $ 1,013,852    $ 2,857,438     $ 4,648,039   $ 8,519,329

Cash dividends ($.16 per share)         -              -            (161,769)     (161,769)

Net income for the year ended
  December 31, 1994                     -              -             364,073       364,073

Acquisition of treasury stock,
  at cost - 5,334 shares               (5,334)       (15,868)          -           (21,202)
                                  -----------    -----------     -----------   -----------


Balances at December 31, 1994       1,008,518      2,841,570       4,850,343     8,700,431

Cash dividends ($.16 per share)         -              -            (161,123)     (161,123)

Net loss for the year ended
  December 30, 1995                     -              -          (1,212,284)   (1,212,284)

Acquisition of treasury stock,
  at cost - 5,991 shares               (5,991)       (17,973)          -           (23,964)
                                  -----------    -----------     -----------   -----------

Balances at December 30, 1995       1,002,527      2,823,597       3,476,936     7,303,060

Cash dividends ($.16 per share)         -              -            (160,072)     (160,072)

Net income for the year ended
  December 28, 1996                     -              -             927,820       927,820

Acquisition of treasury stock,
  at cost - 4,475 shares               (4,475)       (11,426)          -           (15,901)
                                  -----------    -----------     -----------   -----------

Balances at December 28, 1996     $   998,052    $ 2,812,171     $ 4,244,684   $ 8,054,907
                                  -----------    -----------     -----------   -----------
                                  -----------    -----------     -----------   -----------



         See notes to consolidated financial statements.

             DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Year ended       Year ended       Year ended
                                          December 28,     December 30,     December 31,
                                              1996             1995             1994
                                         -------------     ------------     ------------


Cash flows from operating activities:
 Net income (loss)                       $    927,820      $(1,212,284)     $   364,073
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used for) operations:
  Depreciation                                469,445          675,681          587,871
  Loss (gain) on sale of property,
    plant and equipment                       (99,129)         300,644          (12,689)
  (Increase) decrease in assets:
    Accounts receivable, net               (1,162,797)         373,661          248,819
    Inventories                               351,405         (327,351)        (783,347)
    Deferred income taxes                    (192,932)          54,957          (30,283)
    Prepaid expenses and other current
      assets                                  155,637         (106,793)          84,373
    Other assets                              741,612         (697,634)         (71,456)
  Increase (decrease) in liabilities:
    Current portion of long-term debt         400,000             -                -
    Accounts payable                           84,007         (547,992)         783,597
    Income taxes payable                      446,775         (399,504)         269,125
    Accrued salaries, commissions
      and bonuses                              63,911          (51,211)         104,550
    Accrued employee group insurance         (174,026)         (41,383)          36,346
    Other accrued liabilities                 (53,040)          67,977          (61,141)
    Deferred income taxes, long-term          (49,931)           1,031            4,351
                                         ------------      -----------      -----------

                                            1,908,757       (1,910,201)       1,524,189
                                         ------------      -----------      -----------

Cash flows from investing activities:
 Additions to property, plant and
   equipment                                 (250,782)        (599,763)        (873,915)
 Proceeds from sale of property, plant
   and equipment                                  700          190,496           13,951
                                         ------------      -----------      -----------

                                             (250,082)        (409,267)        (859,964)
                                         ------------      -----------      -----------
Cash flows from financing activities:
 Long-term borrowings                       1,750,000        1,790,000          775,000
 Reductions of long-term debt              (3,373,334)        (133,333)        (133,333)
 Cash dividends                              (160,072)        (161,123)        (161,769)
 Acquisition of treasury stock                (15,901)         (23,964)         (21,202)
                                         ------------      -----------      -----------

                                           (1,799,307)       1,471,580          458,696
                                         ------------      -----------      -----------

Net increase (decrease) in cash              (140,632)        (847,888)       1,122,921
Cash at beginning of year                     513,319        1,361,207          238,286
                                         ------------      -----------      -----------

Cash at end of year                      $    372,687      $   513,319      $ 1,361,207
                                         ------------      -----------      -----------
                                         ------------      -----------      -----------




          See notes to consolidated financial statements.

              DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the Company) and its wholly-owned subsidiary in 1996 (and its majority-owned and wholly-owned subsidiaries in 1995 and 1994). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated group is engaged in the processing, manufacturing and wholesaling of a broad line of meat products and other food items.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The estimated useful asset lives used in computing depreciation are as follows:

         Buildings                                8 to 40 years
         Delivery equipment                       3 to  7 years
         Plant and refrigeration equipment        3 to  7 years
         Office equipment                         3 to  7 years
         Leasehold improvements                   1 to  7 years

Income taxes
------------

The Company files a consolidated federal income tax return. Prior to the acquisition of the minority interest during 1996, one subsidiary was required to file a separate return.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is based on taxes currently payable and the changes in deferred tax assets and liabilities.

Earnings Per Share
------------------

Earnings per share are based on the weighted average number of shares outstanding.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts as follows:


                                               December 28,           December 30,
                                                  1996                   1995
                                         -------------------  --------------------

Trade accounts receivable                $         7,266,134  $          6,091,844
Allowances for doubtful accounts                    (341,478)             (333,308)
                                         -------------------  --------------------

                                         $         6,924,656   $         5,758,536
                                         -------------------  --------------------
                                         -------------------  --------------------



NOTE 3 - INVENTORIES

Inventories used in determining cost of sales are as follows:


                                                   Raw            Finished
                                Total           materials         products
                            -------------     -------------    -------------


December 25, 1993           $   3,738,406     $     833,562    $   2,904,844
December 31, 1994           $   4,521,753     $   1,497,222    $   3,024,531

December 30, 1995           $   4,849,104     $   1,163,240    $   3,685,864
December 28, 1996           $   4,497,699     $     549,161    $   3,948,538


The differences between FIFO and LIFO inventories are as follows:


                   December 28,    December 30,   December 31,    December 25,
                       1996            1995           1994            1993
                 -------------   -------------   -------------   -------------



FIFO cost        $   5,517,080   $   5,680,063   $   5,197,592   $   4,509,306
LIFO reserves       (1,019,381)       (830,959)       (675,839)       (770,900)
                 -------------   -------------   -------------   -------------

LIFO cost        $   4,497,699   $   4,849,104   $   4,521,753   $   3,738,406
                 -------------   -------------   -------------   -------------
                 -------------   -------------   -------------   -------------


The $188,422 change in LIFO reserves in 1996 decreased net income and earnings per share by approximately $121,000 and $.12, respectively. The $155,120 change in LIFO reserves in 1995 decreased net income and earnings per share by approximately $100,000 and $.10, respectively. The $95,061 change in LIFO reserves in 1994 increased net income and earnings per share by approximately $59,000 and $.06, respectively. The $99,354 change in LIFO reserves in 1993 decreased net income and earnings per share by approximately $64,500 and $.06, respectively.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                          December 28,   December 30,
                                              1996           1995
                                         -------------   ------------

Long-term revolving bank note            $   3,315,000   $  5,955,000
Bank term loan                               1,550,000           -
Industrial Revenue Bond                        733,333        866,667
                                          ------------   ------------
                                             5,598,333      6,821,667
Less - current portion                         533,333        133,333
                                         -------------   ------------
Noncurrent portion                       $   5,065,000   $  6,688,334
                                         -------------   ------------
                                         -------------   ------------


Principal payments are due as follows: 1997 - $533,333; 1998 - $3,848,333;  1999
- $533,333; 2000 - $483,333; 2001 - $133,333; thereafter - $66,668.

The Company has a $7,500,000 revolving bank note at prime. The prime rate at December 28, 1996 was 8.25%. The note is due three years after the annual renewal date, currently July 1998, subject to annual renewal. The amount available under this line is limited to the sum of 85% of qualifying accounts and notes receivable and 20% of qualifying inventory on hand. The Company had $4,185,000 of additional borrowing capacity available on this credit line at December 28, 1996.

The Company has a $1,750,000 bank term loan with an outstanding balance of $1,550,000 at prime plus .50%. The loan is payable in quarterly installments of $100,000 plus interest through January 1, 2001.

The Company obtained an Industrial Revenue Bond from a bank for the purpose of expanding its plant and office facilities in Portsmouth, Virginia, at an interest rate of 91.5% of prime. The bond is payable in monthly installments of $11,111 plus interest through July 1, 2001.

Cash paid for interest totaled  $468,652,  $462,231,  and $292,104 in 1996, 1995 and 1994, respectively.

The three loans are secured by all accounts and notes receivable, inventories, contract rights and property, plant and equipment of the consolidated group. These loan agreements contain restrictive covenants including minimum tangible net worth and working capital ratios, and maximum amounts of debt and capital expenditures.
All requirements were met for 1996.


NOTE 5 - RETIREMENT PLANS

The Company and one of its subsidiaries terminated their defined benefit pension plans in 1992 and replaced them with a retirement savings and 401(k) plan. No additional liability was incurred since the assets of the pension plans were sufficient to cover all benefit obligations.

The retirement savings and 401(k) plan covers substantially all full-time employees except those covered by a collective bargaining agreement. The Company and its subsidiaries make contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of their total compensation; in addition to the matched contribution, participants may make additional unmatched contributions of up to 9% of their compensation. The Company and its subsidiaries may also make discretionary contributions to the plan. Contributions to the retirement savings and 401(k) plan for 1996, 1995 and 1994 were $91,517, $107,365 and $128,007, respectively.


NOTE 6 - INCOME TAX EXPENSE

The provision for income taxes is based on taxes currently payable and the changes in deferred tax assets and liabilities.

The components of income tax expense (benefit) are as follows:


                          1996            1995            1994
                     -------------   -------------   -------------
Current federal      $      52,109   $      27,169   $     293,793
Current state              (11,006)         13,958          54,738
Deferred federal          (201,635)         45,443         (21,896)
Deferred state             (41,228)         10,545          (4,036)
                     -------------   -------------   -------------

                     $    (201,760)  $      97,115   $     322,599
                     -------------   -------------   -------------
                     -------------   -------------   -------------



The effective income tax rates vary from the statutory U.S. federal income tax rate as follows:

                                  1996                        1995                       1994
                           --------------------        --------------------       --------------------
                                        Percent                     Percent                    Percent
                                           of                          of                         of
                           Dollar        pretax        Dollar        pretax       Dollar        pretax
                           amount        income        amount        income       amount        income
                           ------       -------        ------       -------       ------       -------

Income taxes computed
  at statutory rates    $  246,860       34.0%      $(379,157)      (34.0)%    $ 233,469        34.0%
State income taxes, net
  of federal income tax
  benefit                   31,148        4.3          16,172         1.5         33,463         4.9
Fuel tax credit            (15,278)      (2.1)        (16,975)       (1.5)       (16,975)       (2.5)
Nonrecognition
 (recognition) of
  subsidiary net
  operating loss          (467,954)     (64.5)        472,546        42.3         52,798         7.7
Other                        3,464         .5           4,529          .4         19,844         2.9
                        ----------      -----       ---------       -----      ---------      ------


                        $ (201,760)     (27.8)%     $  97,115         8.7%     $ 322,599        47.0%
                        ----------      -----       ---------       -----      ---------      ------
                        ----------      -----       ---------       -----      ---------      ------


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                            December 28,        December 30,
                                              1996                1995
                                         ---------------     ---------------


Simplified LIFO differences              $      78,065       $      63,636
Capitalized inventory cost                      23,539              22,390
Allowances for doubtful accounts               130,752             104,063
Sales leaseback                                   -                  3,250
Net operating loss of subsidiary               201,627             525,344
                                         -------------       -------------

Gross deferred tax asset                       433,983             718,683
Deferred tax asset valuation allowance            -               (525,344)
Involuntary conversion                         (47,712)            (49,931)
                                         -------------       -------------

Net deferred tax asset                   $     386,271       $     143,408
                                         -------------       -------------
                                         -------------       -------------


During the fiscal year ended December 28, 1996, the Company eliminated the valuation allowance related to the net operating losses of a subsidiary as a result of utilization of the net operating loss carryforward of the subsidiary becoming more likely than not. The net operating losses begin expiring in the year 2009.

Cash paid (refunded) for income taxes totaled $(185,033), $574,876 and $55,705 in 1996, 1995 and 1994, respectively.

NOTE 7 - OPERATING LEASES

In July 1989, the Company sold a group of its trucks and trailers to a leasing company for $362,250. It also entered into a seven-year full service operating lease covering a portion of the trucks sold as well as twenty-four additional new trucks and ten new trailers. The gain on the sale of the trucks and trailers amounting to $118,844 has been prorated and recognized over the life of the lease. A new seven-year full service operating lease covering thirty-six new trucks and ten new trailers was entered into in January 1996. It became effective at the conclusion of the old lease. The new lease provides for increases in rentals based on increases in the Consumer Price Index.

Minimum annual rentals under the aforementioned lease are set forth in the table below. These minimum rental commitments do not include contingent rentals which are based on usage.

                              Trucks
                               and
                             Trailers
                          -------------


    1997                  $     549,564
    1998                        527,724
    1999                        527,724
    2000                        527,724
    2001                        527,724
    2002-2003                   791,586
                          -------------

                          $   3,452,046
                          -------------
                          -------------

Total rental expense charged to consolidated operations in 1996, 1995 and 1994 was $1,043,642, $1,004,855 and $1,050,118, respectively. Rental expense in 1996,
1995 and 1994 included contingent rentals of approximately $396,191, $360,005 and $332,912, respectively.

NOTE 8 - SALE OF ASSETS

On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale of $130,055 was included in selling, general and administrative expenses.

On September 3, 1995, the Company sold substantially all of the assets of the Home Food Service operation to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife, are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,173 with a $115,417 cash down payment and the balance of $1,038,756 in the form of a note secured by the assets sold and personal guarantee of the Chairman. The note was paid in full in 1996, including all accrued interest at prime. The assets were sold primarily at net book value, except for finance receivables which were discounted by 10%. The net pretax loss on the sale, including abandoned assets and other writeoffs, was $96,498.

During the fourth quarter of 1995, the Company incurred a $763,000 pretax charge, which is included in selling, general and administrative expenses in the consolidated statement of income, primarily to reduce the carrying value of fixed assets and inventories of its TWB Gourmet Foods, Inc. (TWB) 70% joint venture to estimated net realizable value and to provide for other costs to exit the business. TWB incurred net operating losses since inception in the fourth quarter of 1994; the 1995 net operating loss approximated $1,390,000 including the $763,000 charge.

On August 28, 1996, the Company merged its Dutterer's of Manchester Corporation subsidiary into TWB Gourmet Foods, Inc. in order to streamline operations. Simultaneously, the Company acquired the remaining interest in TWB from the minority stockholder.

On September 6, 1996, the Company sold certain assets of TWB and discontinued manufacturing of the associated gourmet food products. The terms of the sale were a $30,000 cash down payment, $20,000 assigned accounts receivable and $136,829 of free trade credit from the buyer for a total sale price of $186,829. No gain or loss was recognized as a result of this sales transaction.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations by quarters:


                                             Gross           Net         Earnings
Quarter                     Net Sales        Profit         Income       Per Share
-------                   ------------   ------------   ------------  ------------


1996:
 First                    $ 15,979,850   $  2,664,741   $      6,966  $        .01
 Second                     22,457,784      3,920,723        413,453           .41
 Third                      22,017,932      3,428,855         61,906           .06
 Fourth                     20,177,122      3,136,997        445,495           .45
                          ------------   ------------   ------------  ------------

                          $ 80,632,688   $ 13,151,316   $    927,820  $        .93
                          ------------   ------------   ------------  ------------
                          ------------   ------------   ------------  ------------

1995:
 First                    $ 16,401,046   $  3,054,242   $   (258,151) $       (.26)
 Second                     21,022,912      3,643,087        (41,708)         (.04)
 Third                      21,273,919      3,406,450       (121,848)         (.12)
 Fourth                     17,887,958      3,469,182       (790,577)         (.78)
                          ------------   ------------   ------------  ------------

                          $ 76,585,835   $ 13,572,961   $ (1,212,284) $      (1.20)
                          ------------   ------------   ------------  ------------
                          ------------   ------------   ------------  ------------

Unusual items affecting 1996 and 1995 net income in the above quarterly data are discussed in Notes 6 and 8.

NOTE 10 - SUBSEQUENT EVENT

On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales
volume.   The  Company  expects  to  realize  a  small  pretax  gain  from  this transaction.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.


PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information as to the Company's Board of Directors is incorporated by reference to material contained under the heading "Nominees" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 22, 1997.

     With respect to information concerning the Company's executive officers, see PART I, ITEM 1, BUSINESS: Executive Officers.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information as to executive compensation is incorporated by reference to material contained under the headings "Executive Compensation" and "Directors' Compensation" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 22, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     Information as to security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Voting Securities and Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 22, 1997.


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

10(a)(1). Agreement dated October 11, 1996 between the Company and the Bakery,
          Confectionery and Tobacco Workers' International Union, Local No. 66.

10(b)(1). Lease  Agreement Dated January 26, 1996,  Between Keen Leasing,  Inc.,
          Lessor, and the Company, Lessee, relating to the leasing of certain trucks (incorporated by reference to Exhibit 10(b)(3) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

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

10(c)(3). Guaranty  Agreement  dated as of June 14, 1996,  made by Dutterer's of
          Manchester Corporation for the benefit of Crestar Bank.

10(c)(4). Assignment  dated as of June 14, 1996,  made by the Company to Crestar
          Bank assigning as a security interest the Company's rights to receive all monies under Contract No.SP0300-967-D-2900 dated January 26, 1996 between the Company and the United States Department of Defense.

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

10(e)(1). Asset  Purchase  Agreement  dated as of January  30,  1997,  among the
          Company, The Smithfield Ham and Products Company, Incorporated (the "Buyer"), The Smithfield Companies, Inc., Vernon W. Mules, and Steve Houfek, pursuant to which the Company agreed to sell the assets connected with the manufacture of the Company's barbecue and chili products.

10(e)(2). Product Supply  Agreement  dated as of February 28, 1997,  between the
          Company and The  Smithfield  Ham and  Products  Company,  Incorporated
          ("Smithfield"), pursuant to which the Company agreed to purchase its requirements of barbecue and chili products for a period of five years.

10(e)(3). Trademark License Agreement dated as of February 28, 1997, between the
          Company and The Smithfield Ham and Products Company, Incorporated ("Smithfield"), pursuant to which the Company granted a license to Smithfield to use the Company's registered Doughtie's trademark in connection with the manufacture and sale of certain barbecue, chili, and related products.

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

10(f)(5). Bill of Sale dated as of September 3, 1995, by Doughtie's  Foods, Inc.
          and Dutterer's of Manchester Corporation to Value Added Food Services, Inc. (incorporated by reference to Exhibit 10(f)(5)to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

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

11        Schedule of Shares Used in Computing Earnings per Share

21        List of Subsidiaries

27        Financial Data Schedule

b)
Reports on Form 8-K:
--------------------

     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 28, 1996.

                   DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES

     SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
     ------------------------------------------------------------


------------------------------------------------------------------------------------------------

        Column A                      Column B       Column C       Column D      Column E
------------------------------------------------------------------------------------------------

                                     Balance at     Charged to                    Balance at
                                      beginning      costs and                      end of
Description                           of period      expenses      Deductions(A)    period
-----------                          ----------     ----------     -------------  ----------


Valuation account deducted from asset to which it applies for doubtful trade receivables:

Year ended December 31, 1994        $   160,307     $   192,000    $    90,361    $   261,946
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 30, 1995        $   261,946     $   183,531    $   112,169    $   333,308
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 28, 1996        $   333,308     $   206,413    $   198,243    $   341,478
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Valuation account deducted from
  asset to which it applies -
  for doubtful finance receivables:

Year ended December 31, 1994        $   185,433     $   (15,000)   $    (8,460)   $   178,893
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 30, 1995        $   178,893     $   (25,885)   $   153,008    $      -
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 28, 1996        $      -        $      -       $      -       $      -
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Valuation account deducted from asset to which it applies for deferred tax asset:

Year ended December 31, 1994        $      -        $    52,798    $      -       $    52,798
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 30, 1995        $    52,798     $   472,546    $      -       $   525,344
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------

Year ended December 28, 1996        $   525,344     $  (525,344)   $      -       $      -
                                    -----------     -----------    -----------    -----------
                                    -----------     -----------    -----------    -----------


(A) Accounts written off during the year net of recoveries.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOUGHTIE'S FOODS, INC.



Dated:   March 27, 1997                      STEVEN C. HOUFEK
                                                (Signature)

                                             President and Chief
                                             Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:   March 27, 1997                      STEVEN C. HOUFEK
                                                (Signature)

                                             President, Chief Executive
                                               Officer and Director


Dated:   March 27, 1997                      MARION S. WHITFIELD, JR.
                                                (Signature)

                                             Senior Vice President and
                                               Director (Principal
                                               Financial and Accounting
                                               Officer)


Dated:   March 26, 1997                      VERNON W. MULES
                                                (Signature)

                                             Director


Dated:   March 26, 1997                      JAMES F. CERZA, JR.
                                                (Signature)

                                             Director


Dated:   March 26, 1997                      WILLIAM R. WADDELL
                                                (Signature)

                                             Director