Form 10-Q
period 1997-03-29
DOUGHTIES FOODS INC
filed 1997-05-13
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 29, 1997
                               -------------------------------------

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

Common Stock, $1 par value - 998,052 shares as of March 29,1997

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                           March 29,            December 28,
                                             1997                   1996
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $     358,076          $    372,687
 Accounts receivable - trade, net            6,619,777             6,924,656
 Inventories                                 3,753,349             4,497,699
 Deferred income taxes                         386,271               386,271
 Prepaid expenses and other
  current assets                               258,396                91,042
                                         -------------          ------------

          Total Current Assets              11,375,869            12,272,355
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,969,677             4,112,608
 Delivery equipment                            159,549               347,242
 Plant and refrigeration equipment           1,652,191             4,170,355
 Office equipment                              691,394               699,019
 Leasehold improvements                              0                 6,062
                                         -------------          ------------

                                             6,753,638             9,616,113

 Less - accumulated depreciation             3,784,214             6,047,739
                                         -------------          ------------

                                             2,969,424             3,568,374
                                         -------------          ------------

OTHER ASSETS                                   118,526                91,557
                                         -------------          ------------

                                         $  14,463,819          $ 15,932,286
                                         =============          ============






LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            1,971,537             1,631,114
 Income taxes payable                          532,901               446,775
 Accrued salaries, commissions and
  bonuses                                       48,448               140,617
 Other accrued liabilities                     137,405                60,540
                                         -------------          ------------

         Total Current Liabilities           3,223,624             2,812,379

LONG-TERM DEBT - less current portion        3,081,667             5,065,000
                                         -------------          ------------

         Total Liabilities                   6,305,291             7,877,379
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 998,052 shares at
  March 29, 1997 and December 28, 1996         998,052               998,052
 Additional paid-in capital                  2,812,171             2,812,171
 Retained earnings                           4,348,305             4,244,684
                                         -------------          ------------

         Total Stockholders' Equity          8,158,528             8,054,907
                                         -------------          ------------

                                         $  14,463,819          $ 15,932,286
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                             THREE MONTHS ENDED
                                    ------------------------------------

                                      March 29,               March 30,
                                        1997                    1996
                                    -------------           -------------

NET SALES                           $  18,692,236           $  15,979,850

COST OF GOODS SOLD                     15,509,759              13,315,109
                                    -------------           -------------

GROSS PROFIT                            3,182,477               2,664,741
                                    -------------           -------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               2,881,229               2,552,971

INTEREST EXPENSE                           71,579                 100,625
                                    -------------           -------------

                                        2,952,808               2,653,596
                                    -------------           -------------

INCOME BEFORE INCOME TAXES                229,669                  11,145

INCOME TAX EXPENSE                         86,126                   4,179
                                    -------------           -------------

NET INCOME                          $     143,543           $       6,966
                                    =============           =============

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS PER SHARE                       998,052               1,001,894
                                    =============           =============

EARNINGS PER SHARE                  $         .14           $         .01
                                    =============           =============

CASH DIVIDENDS PER SHARE            $         .04           $         .04
                                    =============           =============

<F1>
See Notes to Consolidated Financial Statements.


                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                  THREE MONTHS ENDED
                                          -----------------------------------

                                           March 29,               March 30,
                                             1997                    1996
                                         -------------           ------------

Cash flows from operating activities:
 Net income                              $    143,543            $     6,966
 Adjustments to reconcile net income
  to net cash provided by
  (used for) operations:
  Depreciation                                 80,841                107,055
  Loss on sale of property, plant
   and equipment                                5,498                      0

(Increase) decrease in assets:
 Accounts receivable, net                     304,879               (613,576)
 Inventories                                  744,350               (165,638)
 Prepaid expenses and other current
  assets                                     (167,354)               (27,967)
 Other assets                                 (26,969)               255,658

Increase (decrease) in liabilities:
 Accounts payable                             340,423                585,325
 Income taxes payable                          86,126                 78,182
 Accrued salaries, commissions and
  bonuses                                     (92,169)               (30,273)
 Accrued employee group insurance                   0               (153,400)
 Other accrued liabilities                     76,865                162,737
                                         -------------           ------------

                                            1,496,033                205,069
                                         -------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (102,115)              (118,548)
 Proceeds from sale of property,
  plant and equipment                         614,726                      0
                                         -------------           ------------

                                              512,611               (118,548)
                                         -------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                          (1,983,333)              (248,334)
 Acquisition of treasury stock                      0                 (6,888)
 Cash dividends                               (39,922)               (40,101)
                                         -------------           ------------

                                           (2,023,255)              (295,323)
                                         -------------           ------------

Net decrease in cash                          (14,611)              (208,802)
Cash at beginning of period                   372,687                513,319
                                         -------------           ------------

Cash at end of period                    $    358,076            $   304,517
                                         =============           ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1
------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the "Company") and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 29, 1997 and December 28, 1996, results of operations for the three months ended March 29, 1997 and March 30, 1996, and cash flows for the three months ended
March 29, 1997 and March 30, 1996. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

NOTE 2
------

On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

On April 14, 1997, subsequent to the end of the first quarter, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes to be paid prior to April 15, 1998. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The Company expects to realize a small net pretax gain from this transaction.

NOTE 3
------

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


NOTE 4
------

Cash paid for interest totaled $71,579 and $100,625 for the three months ended March 29, 1997 and March 30, 1996, respectively.

Income taxes resulted in cash payments of $100 for the three months ended March 29, 1997 and a net refund of $166,900 for the three months ended March 30, 1996.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

     Sales for the quarter ended March 29, 1997 were $18.7 million or 16.97% higher than sales for the prior year's first quarter of $16.0 million. Sales under a contract with the United States Department of Defense of $3.2 million account for the increase.

     The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly from 16.68% in the quarter ended March 30, 1996 to 17.03% for the quarter ended March 29, 1997.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased from 15.98% in the first quarter of 1996 to 15.42% in 1997. The decrease was a result of the increase in sales from the military contract without a corresponding increase in selling, general and administrative expense.

     Interest expense for the quarter ended March 29, 1997 decreased to 0.38% of sales compared to 0.63% of sales for the first quarter of 1996. Decreased borrowing levels was the cause of the decreased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $86,000 for the quarter ended March 29,1997 compared to $4,000 for the corresponding period of 1996.

     The Company reported net income of $144,000 or $.14 per share for the first quarter of 1997 compared to net income of $7,000 or $.01 per share in the first quarter of 1996.


Liquidity
---------

         The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of March 29, 1997 and December 28,1996 are set forth below:

                                      March 29,     December 28,
                                        1997            1996
                                    ------------    ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .31             .41

  Current Assets to Current
     Liabilities                        3.53            4.36

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         16.53           15.00


         The decreases in total debt to total debt plus stockholders' equity and current assets to current liabilities and the increase in inventory turnover relate to the sale of the barbecue and chili business which resulted in a reduction in inventory. Additionally, proceeds of the sale were used to reduce long-term debt.

         On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

         On April 14, 1997, subsequent to the end of the first quarter, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes to be paid prior to April 15, 1998. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The Company expects to realize a small net pretax gain from this transaction.


Capital Resources
-----------------

         The Company's debt financing at March 29, 1997, consisted of the following:

         A $7,500,000 revolving bank note at prime. The prime rate at March 29, 1997 was 8.50%. The note is due three years after the annual renewal date, currently July, 1998, subject to annual renewal. As of March 29, 1997, the Company had borrowed $1,465,000 against this credit line and had $6,035,000 of additional borrowing capacity.

         A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of March 29, 1997, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $700,000.

         A $1,750,000 bank term loan at prime plus 0.50%. The loan is to be repaid in quarterly installments of $100,000. As of March 29, 1997, the outstanding balance was

$1,450,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1997. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $12 million.

         While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.



                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is the subject.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:
         -----------------

Exhibit
Number      Description
------      -----------

10(h)(1).   Asset  Purchase  Agreement  dated as of March  18,  1997,  among the
            Company, Bruce R. Biddle and Levis E. Cothran, or their assigns (the
            "Buyer"),  Vernon W. Mules, and Steve Houfek,  pursuant to which the
            Company agreed to sell to the Buyer the assets connected with the manufacture of the Company's delicatessen-style meat products.

10(h)(2).   Product  Supply  Agreement  dated as of April 14, 1997,  between the
            Company and Coddle Roasted Meats, Inc. ("Coddle"), pursuant to which the Company agreed to purchase from Coddle's its requirements of delicatessen-style meat products for a period of five years.

10(h)(3).   Trademark License Agreement dated as of April 14, 1997,  between the
            Company and Coddle,  pursuant to which the Company granted a license to Coddle to use the Company's  registered  Doughtie's  trademark in
            connection    with   the    manufacture    and   sale   of   certain
            delicatessen-style meat products.


27.         Financial Data Schedule.

     (b)   Reports on Form 8-K
           --------------------

     The Company filed no reports on Form 8-K during the quarter ended March 29, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
May 13, 1997                By:   Marion S. Whitfield, Jr.
                                       (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Accounting Officer)