Form 10-Q
period 1997-06-28
DOUGHTIES FOODS INC
filed 1997-08-08
CIK 29850

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 28, 1997
                               --------------------

                              OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number   0-7166
                      ----------------


                      DOUGHTIE'S FOODS, INC.
     (Exact name of Registrant as specified in its charter)


             VIRGINIA                                     54-0903892
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                   identification number)


          2410 WESLEY STREET, PORTSMOUTH, VIRGINIA 23707
             (Address of principal executive offices)

                            (757) 393-6007
         (Registrant's telephone number, including area code)

        ---------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)


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

Common Stock, $1 par value - 996,727 shares as of August 6, 1997.

                  PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                           June 28,             December 28,
                                             1997                   1996
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $     211,675          $    372,687
 Accounts receivable trade, net              7,244,977             6,924,656
 Inventories                                 4,754,443             4,497,699
 Deferred income taxes                         386,271               386,271
 Prepaid expenses and other
  current assets                               274,736                91,042
                                         -------------          ------------

          Total Current Assets              12,872,102            12,272,355
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,599,585             4,112,608
 Delivery equipment                            183,866               347,242
 Plant and refrigeration equipment           1,662,587             4,170,355
 Office equipment                              679,142               699,019
 Leasehold improvements                              0                 6,062
                                         -------------          ------------

                                             6,406,007             9,616,113

 Less - accumulated depreciation             3,747,684             6,047,739
                                         -------------          ------------

                                             2,658,323             3,568,374
                                         -------------          ------------

OTHER ASSETS                                   118,214                91,557
                                         -------------          ------------

                                         $  15,648,639          $ 15,932,286
                                         -------------          ------------
                                         -------------          ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,050,063             1,631,114
 Income taxes payable                          662,874               446,775
 Accrued salaries, commissions and
  bonuses                                       37,621               140,617
 Other accrued liabilities                     129,268                60,540
                                         -------------          ------------

         Total Current Liabilities           4,413,159             2,812,379

LONG-TERM DEBT - less current portion        2,781,711             5,065,000
                                         -------------          ------------

         Total Liabilities                   7,194,870             7,877,379
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 996,727 shares at
  June 28, 1997 and 998,052 shares at
  December 28, 1996                            996,727               998,052
 Additional paid-in capital                  2,807,037             2,812,171
 Retained earnings                           4,650,005             4,244,684
                                         -------------          ------------

         Total Stockholders' Equity          8,453,769             8,054,907
                                         -------------          ------------

                                         $  15,648,639          $ 15,932,286
                                         -------------          ------------
                                         -------------          ------------

<F1>
See Notes to Consolidated Financial Statements.


                DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                              QUARTERS ENDED                            SIX MONTHS ENDED
                                    ------------------------------------         -----------------------------------

                                      June 28,                June 29,              June 28,                June 29,
                                        1997                    1996                  1997                    1996
                                    -------------           ------------         -------------          ------------


NET SALES                           $  21,683,108           $  22,457,784        $  40,375,344          $ 38,437,634

COST OF GOODS SOLD                     18,095,855              18,537,061           33,605,614            31,852,170
                                    -------------           -------------        -------------          ------------

GROSS PROFIT                            3,587,253               3,920,723            6,769,730             6,585,464
                                    -------------           -------------        -------------          ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               2,996,840               3,125,789            5,878,068             5,678,760

INTEREST EXPENSE                           43,819                 133,409              115,398               234,034
                                    -------------           -------------        -------------          ------------

                                        3,040,659               3,259,198            5,993,466             5,912,794
                                    -------------           -------------        -------------          ------------

INCOME BEFORE INCOME TAXES                546,594                 661,525              776,264               672,670

INCOME TAX EXPENSE                        204,972                 248,072              291,099               252,251
                                    -------------           -------------        -------------          ------------

NET INCOME                          $     341,622           $     413,453        $     485,165          $    420,419
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS PER SHARE                       998,052               1,000,627              998,052             1,000,956
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

EARNINGS PER SHARE                  $         .35           $         .41        $         .49          $        .42
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

CASH DIVIDENDS PER SHARE            $         .04           $         .04        $         .08          $        .08
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                     SIX MONTHS ENDED
                                         ------------------------------------

                                           June 28,                 June 29,
                                             1997                     1996
                                         -------------           ------------

Cash flows from operating activities:
 Net income                              $    485,165            $   420,419
 Adjustments to reconcile net income
   to net cash provided by
  (used for) operations:
  Depreciation                                141,656                218,652
  Loss (gain) on sale of property,
   plant and equipment                          5,408                   (200)

(Increase) decrease in assets:
 Accounts receivable, net                    (320,321)            (1,453,839)
 Inventories                                 (256,744)            (1,012,046)
 Prepaid expenses and other current
  assets                                     (183,694)               (85,152)
 Other assets                                 (26,657)               236,941

Increase (decrease) in liabilities:
 Accounts payable                           1,418,949                (69,528)
 Income taxes payable                         216,099                326,254
 Accrued salaries, commissions and
  bonuses                                    (102,996)               (30,931)
 Accrued employee group insurance                   0               (173,276)
 Other accrued liabilities                     68,728                188,775
                                         -------------           ------------

                                            1,445,593             (1,433,931)
                                         -------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (161,771)              (210,420)
 Proceeds from sale of property,
  plant and equipment                         924,758                    200
                                         -------------           ------------

                                              762,987               (210,220)
                                         -------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                          (2,283,289)             1,768,333
 Acquisition of treasury stock                 (6,459)                (6,888)
 Cash dividends                               (79,844)               (80,126)
                                         -------------           ------------

                                           (2,369,592)             1,681,319
                                         -------------           ------------

Net increase (decrease) in cash              (161,012)                37,168
Cash at beginning of period                   372,687                513,319
                                         -------------           ------------

Cash at end of period                    $    211,675            $   550,487
                                         -------------           ------------
                                         -------------           ------------


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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 28, 1997 and December 28, 1996, results of operations for the quarters ended June 28, 1997 and June 29, 1996 and the six months ended June 28, 1997 and June 29, 1996 and cash flows for the six months ended June 28, 1997 and June 29, 1996. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

NOTE 2
------

On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

On April 14, 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes to be paid prior to April 15, 1998. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume.
The net pretax gain on the sale was approximately $140,000.


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

NOTE 4
------

Cash paid for interest totaled $43,819 and $133,409 for the quarters ended June 28, 1997 and June 29, 1996 and $115,398 and $234,034 for the six months ended June 28, 1997 and June 29,1996, respectively.

Income taxes resulted in a cash payment of $72,900 and a net refund of $166,900 for the quarters ended June 28, 1997 and June 29, 1996 and a cash payment of $73,000 and a net refund of $166,900 for the six months ended June 28, 1997 and June 29, 1996, respectively.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations
---------------------

     Sales for the quarter ended June 28, 1997 were $21.7 million or 3.4% lower than sales for the prior year's second quarter of $22.5 million. Sales for the six months ended June 28, 1997 were $40.4 million or 5.0% higher than sales of $38.4 million for the prior year's first six months. Sales under a contract with the United States Department of Defense increased from $3.0 million in the first six months of 1996 to $6.8 million for the six months ended June 28, 1997. This increase was offset by a reduction in sales caused by the sales of the Company's manufacturing operations.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 17.46% in the quarter ended June 29, 1996, to 16.54% for the quarter ended June 28, 1997. The gross profit margin for the six months decreased from 17.13% in 1996 to 16.77% in 1997. The slight decline is due to sales made to the Department of Defense at a lower gross profit margin.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales decreased from 13.92% for the second quarter of 1996 to 13.82% for the quarter ended June 28, 1997 and decreased from 14.77% for the first six months of 1996 to 14.56% for the six months ended June 28, 1997. The slight decrease was a result of the increase in sales from the military contract without a corresponding increase in selling, general and administrative expense.

     Interest expense for the quarter ended June 28, 1997 decreased to .20% of sales compared to .59% of sales for the second quarter of 1996 and decreased to
 .29% of sales for the six months ended June 28, 1997 compared to .61% of sales for the first six months of 1996. Decreased borrowing levels was the cause of the decreased expense. As the interest on the Company's debt is prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in the prime rate and the borrowing levels of the Company.

     Income tax expense was $291,100 for the six months ended June 28, 1997 compared to $252,300 for the corresponding period of 1996. The increase in income tax expense relates to increased earnings, as the effective tax rate was unchanged.

     The Company reported net income of $485,200 or $.49 per share for the first six months of 1997 compared to net income of $420,400 or $.42 per share in the first six months of 1996.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of June 28, 1997 and December 28,1996 are set forth below:

                                      June 28,       December 28,
                                        1997            1996
                                    ------------    ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .28             .41

  Current Assets to Current
     Liabilities                        2.92            4.36

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         14.14           15.00


     The decrease in total debt to total debt plus stockholders' equity relates to the sales of the manufacturing operations, the proceeds of which were used to reduce long-term debt. The decrease in current assets to current liabilities was a result of an increase in accounts payable due to changes in terms with vendors. The decrease in inventory turnover was caused by an increase in inventory purchased in anticipation of increased sales in the third quarter.

     On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

     On April 14, 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes to be paid prior to April 15, 1998. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $140,000.

Capital Resources
-----------------

     The Company's debt financing at June 28, 1997, consisted of the following:

     A $7,500,000 revolving bank note at prime. The prime rate at June 28, 1997 was 8.50%. The note is due three years after the annual renewal date, currently July, 1998, subject to annual renewal. As of June 28, 1997, the Company had borrowed $1,298,377 against this credit line and had $6,201,623 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of June 28, 1997, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $666,667.

     A $1,750,000 bank term loan at prime plus 0.50%. The loan is to be repaid in quarterly installments of $100,000. As of June 28, 1997, the outstanding balance was $1,350,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1997. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $12 million.

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

Item 6.      Exhibits and Reports on Form 8-K

     (a)   List of Exhibits

Exhibit
Number        Description
-------       -----------

27.           Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 28, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
August 8, 1997                  By:   Marion S. Whitfield, Jr
                                        (Signature)

                                     Senior Vice President
                                     (Principal Financial and
                                     Accounting Officer)