Form 10-Q
period 1997-09-27
DOUGHTIES FOODS INC
filed 1997-11-12
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997
                               ------------------

                                       OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number   0-7166
                       -------------


                             DOUGHTIE'S FOODS, INC.
             (Exact name of Registrant as specified in its charter)


             VIRGINIA                                     54-0903892
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

Yes  X    No
    ----     ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 996,727 shares as of November 5, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                         September 27,          December 28,
                                             1997                   1996
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $     164,652          $    372,687
 Accounts receivable trade, net              8,763,929             6,924,656
 Inventories                                 5,003,693             4,497,699
 Deferred income taxes                         386,271               386,271
 Prepaid expenses and other
  current assets                               203,792                91,042
                                         -------------          ------------

          Total Current Assets              14,522,337            12,272,355
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             4,112,608
 Delivery equipment                            179,789               347,242
 Plant and refrigeration equipment           1,590,626             4,170,355
 Office equipment                              488,435               699,019
 Leasehold improvements                              0                 6,062
                                         -------------          ------------

                                             6,147,732             9,616,113

 Less - accumulated depreciation             3,446,489             6,047,739
                                         -------------          ------------

                                             2,701,243             3,568,374
                                         -------------          ------------

OTHER ASSETS                                   110,632                91,557
                                         -------------          ------------
                                         $  17,334,212          $ 15,932,286
                                         -------------          ------------
                                         -------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,964,811             1,631,114
 Income taxes payable                          860,552               446,775
 Accrued salaries, commissions and
  bonuses                                      178,667               140,617
 Other accrued liabilities                     127,652                60,540
                                         -------------          ------------

         Total Current Liabilities           5,665,015             2,812,379

LONG-TERM DEBT - less current portion        2,925,834             5,065,000
                                         -------------          ------------

         Total Liabilities                   8,590,849             7,877,379
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 996,727 shares at
  September 27, 1997 and 998,052 shares at
  December 28, 1996                            996,727               998,052
 Additional paid-in capital                  2,807,037             2,812,171
 Retained earnings                           4,939,599             4,244,684
                                         -------------          ------------

         Total Stockholders' Equity          8,743,363             8,054,907
                                         -------------          ------------

                                         $  17,334,212          $ 15,932,286
                                         -------------          ------------
                                         -------------          ------------

<F1>
See Notes to Consolidated Financial Statements.




                DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
<F1>

                                              QUARTERS ENDED                            NINE MONTHS ENDED
                                    ------------------------------------         -----------------------------------

                                    September 27,           September 28,         September 27,         September 28,
                                        1997                    1996                  1997                  1996
                                    -------------           ------------         -------------          ------------


NET SALES                           $  24,172,942           $  22,017,932        $  64,548,286          $ 60,455,566

COST OF GOODS SOLD                     20,452,419              18,589,077           54,058,033            50,441,247
                                    -------------           -------------        -------------          ------------

GROSS PROFIT                            3,720,523               3,428,855           10,490,253            10,014,319
                                    -------------           -------------        -------------          ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,131,104               3,202,315            9,009,172             8,881,075

INTEREST EXPENSE                           62,279                 127,490              177,677               361,524
                                    -------------           -------------        -------------          ------------

                                        3,193,383               3,329,805            9,186,849             9,242,599
                                    -------------           -------------        -------------          ------------

INCOME BEFORE INCOME TAXES                527,140                  99,050            1,303,404               771,720

INCOME TAX EXPENSE                        197,678                  37,144              488,777               289,395
                                    -------------           -------------        -------------          ------------

NET INCOME                          $     329,462           $      61,906        $     814,627          $    482,325
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS PER SHARE                       996,727               1,000,627              997,610             1,000,956
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

EARNINGS PER SHARE                  $         .33           $         .06        $         .82          $        .48
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------

CASH DIVIDENDS PER SHARE            $         .04           $         .04        $         .12          $        .12
                                    -------------           -------------        -------------          ------------
                                    -------------           -------------        -------------          ------------



<F1>
See Notes to Consolidated Financial Statements.


                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                   NINE MONTHS ENDED
                                          -----------------------------------

                                         September 27,           September 28,
                                             1997                    1996
                                         -------------           ------------

Cash flows from operating activities:
 Net income                              $    814,627            $   482,325
 Adjustments to reconcile net income
   to net cash provided by
  (used for) operations:
  Depreciation                                200,889                334,923
  Loss (gain) on sale of property,
   plant and equipment                          5,408                   (700)

(Increase) decrease in assets:
 Accounts receivable trade, net            (1,839,273)            (1,979,568)
 Inventories                                 (505,994)              (269,323)
 Prepaid expenses and other current
  assets                                     (112,750)               (26,452)
 Other assets                                 (19,075)               741,029

Increase (decrease) in liabilities:
 Accounts payable                           2,333,697                282,803
 Income taxes payable                         413,777                363,398
 Accrued salaries, commissions and
  bonuses                                      38,050                 50,686
 Accrued employee group insurance                   0               (173,900)
 Other accrued liabilities                     67,112                145,026
                                         -------------           ------------

                                            1,396,468                (49,753)
                                         -------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (263,924)              (232,911)
 Proceeds from sale of property,
  plant and equipment                         924,758                    700
                                         -------------           ------------

                                              660,834               (232,211)
                                         -------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                          (2,139,166)                50,000
 Acquisition of treasury stock                 (6,459)               (15,901)
 Cash dividends                              (119,712)              (120,151)
                                         -------------           ------------

                                           (2,265,337)               (86,052)
                                         -------------           ------------
Net decrease in cash                         (208,035)              (368,016)
Cash at beginning of period                   372,687                513,319
                                         -------------           ------------

Cash at end of period                    $    164,652            $   145,303
                                         -------------           ------------
                                         -------------           ------------


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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 27, 1997 and December 28, 1996, results of operations for the quarters ended September 27, 1997 and September 28, 1996 and the nine months ended September 27, 1997 and September 28, 1996 and cash flows for the nine months ended September 27, 1997 and September 28, 1996. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4
------

Cash paid for interest totaled $62,279 and $127,490 for the quarters ended September 27, 1997 and September 28, 1996 and $177,677 and $361,524 for the nine months ended September 27, 1997 and September 28,1996, respectively.

Income taxes resulted in no cash payments for the quarters ended September 27, 1997 and September 28, 1996 and a cash payment of $73,000 and a net refund of $166,900 for the nine months ended September 27, 1997 and September 28, 1996, respectively.



Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations
---------------------

     Sales for the quarter ended September 27, 1997 were $24.2 million or 9.8% higher than sales for the prior year's third quarter of $22.0 million. Sales for the nine months ended September 27, 1997 were $64.5 million or 6.8% higher than sales of $60.5 million for the prior year's first nine months. Sales under a contract with the United States Department of Defense increased from $6.1 million in the first nine months of 1996 to $10.2 million for the nine months ended September 27, 1997. Additional volume increases resulted from new multi-unit accounts obtained during the third quarter. These increases were offset by a reduction in sales caused by the sales of the Company's manufacturing operations.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 15.57% in the quarter ended September 28, 1996, to 15.39% for the quarter ended September 27, 1997. The gross profit margin for the nine months decreased from 16.56% in 1996 to 16.25% in 1997. The slight decline is due to sales made to the Department of Defense at a lower gross profit margin.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased from 14.54% for the third quarter of 1996 to 12.95% for the quarter ended September 27, 1997 and decreased from 14.69% for the first nine months of 1996 to 13.95% for the nine months ended September 27, 1997. The decrease was a result of the increase in unit volume of sales without a corresponding increase in selling, general and administrative expense.

     Interest expense for the quarter ended September 27, 1997 decreased to .26% of sales compared to .58% of sales for the second quarter of 1996 and decreased to .28% of sales for the nine months ended September 27, 1997 compared to .60% of sales for the first nine months of 1996. Decreased borrowing levels and lower interest rates were the cause of the decreased expense. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $488,777 for the nine months ended September 27, 1997 compared to $289,395 for the corresponding period of 1996. The increase in income tax expense relates to increased earnings as the effective tax rate was unchanged.

     The Company reported net income of $814,627 or $.82 per share for the first nine months of 1997 compared to net income of $482,325 or $.48 per share in the first nine months of 1996.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of September 27, 1997 and December 28,1996 are set forth below:

                                    September 27,     December 28,
                                        1997            1996
                                    ------------    ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .28             .41

  Current Assets to Current
     Liabilities                        2.56            4.36

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         14.40           15.00


     The decrease in total debt to total debt plus stockholders' equity relates to the sales of the manufacturing operations, the proceeds of which were used to reduce long-term debt. The decrease in current assets to current liabilities was a result of an increase in accounts payable due to changes in terms with vendors. The decrease in inventory turnover was caused by an increase in inventory purchased as a result of increased business.

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

Capital Resources
-----------------

     The Company's debt financing at September 27, 1997, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at September 27, 1997 was 5.66%. The note is due three years after the annual renewal date, currently July, 2000, subject to annual renewal. As of September 27, 1997, the Company had borrowed $1,575,834 against this credit line and had $5,924,166 of additional borrowing capacity.


     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at September 27, 1997 was 8.5%. As of September 27, 1997, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $633,333.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of September 27, 1997, the outstanding balance was $1,250,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1997. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $13 million.

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

Item 6.      Exhibits and Reports on Form 8-K

     (a)   List of Exhibits

        4(a)(2). First Amendment to Amended and Restated Credit Agreement. 4(a)(3). Second Amendment to Amended and Restated Credit Agreement.
             27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 27, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
November 10, 1997                 By:   Marion S. Whitfield, Jr.

                                     Senior Vice President
                                     (Principal Financial and
                                     Accounting Officer)