Form 10-K
period 1997-12-27
DOUGHTIES FOODS INC
filed 1998-03-27
CIK 29850

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 2O549


(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended    December 27, 1997
                                         ----------------------

                                OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                   to
                                           -----------------    ----------------


                         Commission file number 0-7166



                             DOUGHTIE'S FOODS, INC.
            (Exact name of Registrant as specified in its charter)


          VIRGINIA                                      54-0903892
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                   identification number)


               2410  WESLEY  STREET,  PORTSMOUTH,  VIRGINIA  23707
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (757) 393-6007


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


                                                                -------

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 (See Note, Item 5, for explanation of calculation):

                                                          $ 3,719,897
                                                        ----------------


Indicate the number of shares of Common Stock outstanding as of March 20, 1998:

                                                             1,495,023
                                                       -----------------


                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant's proxy statement for its annual meeting of stockholders scheduled for May 21, 1998.

PART I.
-------

ITEM 1.   BUSINESS
------------------

General
-------

         Doughtie's Foods, Inc. (the "Company") was incorporated in Virginia in November 1971 to engage in the sale and distribution of a wide variety of meat and seafood products and other food items. Many of the meat and seafood products sold by the Company were historically manufactured, processed or produced by it, while other food items sold by the Company, such as fruits, vegetables, condiments, and seasonings, have always been purchased by the Company from other sources. The sale in February 1997 of certain assets related to the Company's manufacture of barbecue and chili products and the sale of the deli-meats business in April 1997(see below), completed the Company's divestment of its non-profitable manufacturing operations so that it can concentrate on its business of distributing food products to commercial and institutional customers, including supermarkets, restaurants, cafeterias, independent food distributors, schools, hospitals, and other public and private facilities. The Company's marketing area covers the central, northern, and eastern portions of Virginia, as well as Maryland, Washington, DC, portions of North Carolina, and small areas of Delaware. Although the Company is no longer engaged in the manufacture of food products, it continues to distribute its traditional "Doughtie's" label products pursuant to product supply agreements with the respective buyers of the manufacturing business.

         In February 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

         In April 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes to be paid prior to April 15, 1998. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $140,000.

         In September 1995, the Company sold substantially all of the assets of its Home Food Service operation (the "Home Food Service") to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note. The note was paid in full in November 1996. The assets were sold primarily at net book value, except for finance receivables which were discounted by ten percent. The net pretax loss on the sale, including abandoned assets and other write-offs, was approximately $96,000.

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

Products
--------

         The Company's distribution facilities are located in Portsmouth, Virginia. Prior to the sale of the manufacturing division, these facilities were also involved in the manufacture of pork and beef barbecue, hot dog sauce, meat loaf, chili and other cooked meat products. The Company's subsidiary, TWB, also manufactured and sold a line of specialty gourmet food products until that portion of the business was sold in September 1996. See ITEM I, PART 1,
BUSINESS:
General.

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

         Sales of products are made through a system of advance salespersons who take orders for subsequent delivery. A fleet of approximately 36 trucks and 10 trailers is employed in the delivery phase of the wholesale operations. The Company experiences increased sales to customers in resort areas and parks during the summer months as a result of increased patronage of these businesses. The decline in sales to such customers during the winter months is partially offset by sales to schools.

Customers
---------

         With the exception of the United States Department of Defense, whose total purchases were $13.5 million or 15.8% of revenue, none of the Company's customers accounted for 10% or more of the Company's consolidated revenue in fiscal year 1997.

Competition
-----------

         The Company's commercial and institutional food distribution operations face substantial competition from other food distributors in the region. There are many companies engaged in one or more of the same areas of the industry as the Company, some of which are national companies having greater resources and sales than the Company. There are also a large number of regional and local companies that compete with the Company. Within these areas of the food industry, competition is based primarily upon price, service, and product quality. The Company believes it is reasonably competitive with respect to all of these factors.

Research and Development
------------------------

         Due to the sale of the manufacturing division in 1997, the Company has discontinued its research and development activities.

Backlog
-------

         Due to the nature of its business, the Company does not have a material amount of backlog at any given time.

Regulation
----------

         The Company is subject to various statutes, such as the Federal Food, Drug and Cosmetic Act, the Consumer Product Safety Act, the Occupational Safety and Health Act, and various consumer credit acts, regulating ingredients, packaging, general working conditions for employees, vehicles, credit, and other matters. The Company has not experienced any unusual difficulty in complying with such regulations.

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

Employees
---------

         As of December 27, 1997, the Company had approximately 210 employees. Approximately 33 of these employees working at the Company's Portsmouth facilities are members of the Bakery, Confectionery and Tobacco Workers' International Union, AFL-CIO, under a contract which expires in October, 1998.

Executive Officers
------------------

         STEVEN C. HOUFEK, 49, is the Company's President and Chief Executive Officer. Mr. Houfek has been President of the Company since August 1992 and was named Chief Executive Officer in May 1994. Prior to May 1992, Mr. Houfek held various management positions with the Company, including Executive Vice President from May 1987 to May 1992.

         VERNON W. MULES, 68, is Chairman of the Board of Directors of the Company. Prior to May 1994, Mr. Mules served as the Company's Chief Executive Officer.

         MARION S. WHITFIELD, JR., 52, has served as Senior Vice President of the Company since May 1987. He served as Vice President of the Company from May 1983 until May 1987.

         MICHAEL S. LAROCK, 34, joined the Company in November 1994 and has served as the Company's Treasurer and Secretary since that time. Prior to November 1994, Mr. LaRock was an accountant with Price Waterhouse LLP in Norfolk, Virginia.

         THOMAS G. BROWN, 54, has served as Vice President - Purchasing since February 1994. Prior to that time, he was Director of Purchasing.

         WILLIAM E. MOODY, JR., 48, has been Vice President - Sales since February 1994. Prior to that time, he was Sales Manager.

         JERRY D. NIXON, 41, was elected Vice President - Government Contract Operations, in February 1996. Mr. Nixon served as Vice President - Operations from February 1994 until February 1996. Prior to that time, Mr. Nixon was Operations Manager.

         WILLIAM G. RATLIFF, 42, was elected Vice President - Operations in February 1996. Since joining the Company in October 1994, Mr. Ratliff has served as Project Manager. Prior to October 1994, Mr. Ratliff was a United States Navy Supply Corps Officer.

         ROBERT F. HORTON, 30, was elected Vice President - Business Development in February 1996. Mr. Horton has served as a district sales manager since October 1995. Prior to that time, he was Program Accounts Manager.


                           ---------------------------
                           Forward-Looking Information
                           ---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are inherently subject to the uncertainties of future events, so that actual results could differ materially from expectations which are stated or implied in, or could be inferred from such forward-looking statements. Among the kinds of uncertainties that can affect and should be considered in evaluating the Company's forward-looking statements are uncertainties related to economic conditions, government and regulatory policies, customer plans and commitments, changes in the capital markets affecting the Company's capital structure and cost of capital, and the Company's competitive environment. Readers are therefore cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date such statement is made.


ITEM 2.   PROPERTIES
--------------------

         The principal facilities of the Company and its subsidiary are listed below. Except as noted, all are fully utilized by the Company and are adequate for the Company's purposes and needs.

         (a) The Company owns approximately 10.2 acres of land in Portsmouth, Virginia, on which are located a building complex, including cooler, freezer, and dry storage warehousing, complete truck docking facilities, a garage, and the Company's principal executive offices. The Company's three loans are secured by a lien on this property.

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

         (d) The Company leases approximately 36,800 square feet of freezer, cooler, warehouse and office space in a warehouse building in Norfolk, Virginia, under a lease which calls for monthly rental payments of $20,000. This lease expires in February 1999, and includes two one-year renewal options.

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

     None.

PART II.
--------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
-----------------------------------------------------------


Market and Price Information
----------------------------

         The Company's common stock, $1.00 par value (the "Common Stock"), is traded in the over-the-counter market. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated, as reported by the Dow Jones Historical Stock Quote Reporter Service and NASDAQ. These amounts have been adjusted retroactively to reflect the 50% stock split payable on January 12, 1998, to stockholders of record on December 12, 1997.

                             First Quarter     Second Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1996          2.917    2.167    2.833    2.167
               1997          3.583    2.667    3.667    2.500

                             Third Quarter     Fourth Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1996          3.167    2.000    3.500    2.667
               1997          5.083    3.583    7.500    4.500


         The foregoing quotations of high and low bid prices, as adjusted, represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported.

Number of Stockholders
----------------------

         As of March 20,  1998,  there  were 253  record  holders  of the Common
Stock.

Dividends
---------

         The cash dividends declared per common share by quarter for the two most recent fiscal years are summarized below. These amounts have been adjusted retroactively to reflect the 50% stock split payable on January 12, 1998, to stockholders of record on December 12, 1997.

                                    1997              1996
                                  ------            ------

         First Quarter            $ .027            $ .027
         Second Quarter             .027              .027
         Third Quarter              .027              .027
         Fourth Quarter             .026              .026
                                  ------            ------
                  Total           $ .107            $ .107
                                  ------            ------
                                  ------            ------


         Management presently expects to continue declaring quarterly cash dividends if it proves possible to do so.

NOTE: The aggregate market value of voting stock held by 240 non-affiliates of the registrant as of March 20, 1998, shown on the cover page was calculated as follows. The number of shares beneficially owned by the officers and directors of the Company as a group or by members of the Doughtie family was subtracted from 1,495,023, the total number of shares outstanding on that date. The resulting figure was then multiplied by $ 6.438, the average of the bid and asked prices of the Company's stock in the over-the-counter market on that date. The foregoing calculation should not be deemed an admission that any of the officers and directors of the Company or any of the members of the Doughtie family are "affiliates."


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                 1997             1996              1995              1994             1993
Net sales                   $   85,233,420    $  80,632,688    $   76,585,835    $  73,368,742    $   70,771,064

Income (loss) before
  cumulative effect of
  change in accounting
  for income taxes          $      947,498    $     927,820    $   (1,212,284)   $     364,073    $      141,109

Cumulative effect of
  change in accounting
  for income taxes          $          -      $         -      $          -      $         -      $      134,000

Net income (loss)           $      947,498    $     927,820    $   (1,212,284)   $     364,073    $      275,109

Weighted average number
  of shares outstanding          1,496,085        1,500,468         1,511,652        1,516,845         1,522,223

Earnings (loss) per share
  before cumulative effect
  of change in accounting
  for income taxes          $          .63    $         .62    $         (.80)   $         .24    $          .09

Cumulative effect per
  share of change in
  accounting for  income
  taxes                     $          -      $         -      $          -      $         -      $          .09

Net earnings (loss) per share:
 Basic                      $          .63    $         .62    $         (.80)   $         .24    $          .18
 Diluted                    $          .63    $         .62    $         (.80)   $         .24    $          .18

Cash dividends per share    $          .11    $         .11    $          .11    $         .11    $          .11

Total assets                $   16,444,817    $  15,932,286    $   16,086,077    $  16,797,863    $   14,838,266

Long-term debt, less
  current portion           $    2,737,910    $   5,065,000    $    6,688,334    $   5,031,667    $    4,390,000

Total stockholders'
  equity                    $    8,836,363    $   8,054,907    $    7,303,060    $   8,700,431    $    8,519,329

Stockholders' equity per
  share                     $         5.91    $        5.38    $         4.86    $        5.75    $         5.60


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------


Results of Operations
---------------------

     Net sales of the Company increased 5.7% in 1997. For the 1997 fiscal year, the Company reported net sales of $85.2 million compared to net sales of $80.6 million in 1996. Sales under a contract with the United States Department of Defense increased from $9.3 million in 1996 to $13.5 million in 1997, which represented 11.5% and 15.8% of the Company's consolidated revenue, respectively. Additional volume increases resulted from new multi-unit accounts obtained during the third quarter. These increases were offset by a reduction in sales caused by the sales of the Company's manufacturing operations.

      Net sales in 1996 were 5.3% ahead of the 1995 sales of $76.6 million. Sales under a contract with the United States Department of Defense of $9.3 million more than offset a decrease in sales of $2.0 million resulting from the sale of the consumer operation in the third quarter of 1995 and $0.8 million from the sale of the Company's gourmet foods operation in the third quarter 1996.

     The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly from 16.3% in 1996 to 16.5% in 1997. The Company's gross profit margin decreased from 17.7% in 1995 to 16.3% in 1996. The elimination of the consumer division with its higher mark-up was the primary cause of the 1996 decline.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales decreased slightly to 14.5% in 1997 from 14.8% in 1996. The 1997 decrease was the result of the increase in unit volume sales without a corresponding increase in selling, general and administrative expenses. This decrease was offset by a $468,000 increase in the Company's bad debt expense.

      Selling, general and administrative expenses, expressed as a percentage of net sales, decreased in 1996 to 14.8% from 18.6% in 1995. In 1996 the sale of the consumer operation was the primary cause of the decline in selling, general and administrative expenses, along with a $400,000 decrease in health and commercial insurance. The remainder of the decline was due to a $763,000 pretax charge the Company recorded during the fourth quarter of 1995 to reduce the carrying value of fixed assets and inventories of the Company's gourmet foods operation, TWB Gourmet Foods, Inc. ("TWB"), to estimated net realizable value and to provide for other costs to exit the gourmet foods business. TWB incurred substantial net operating losses since its inception in 1994.

     Interest expense was $242,000 in 1997 compared to $469,000 in 1996 and $462,000 in 1995. Decreased borrowing levels and lower interest rates were the cause of the lower expense in 1997. As the interest on the Company's debt is both London Interbank Offered Rate (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $566,000 for 1997 compared to income tax benefit of $202,000 for 1996 and expense of $97,000 for 1995. During the fiscal year ended December 28, 1996, the Company eliminated the valuation allowance related to the net operating losses of a subsidiary as a result of utilization of the net operating loss carryforward becoming more likely than not.

     The Company reported net income of $947,000 or $0.63 per share for 1997 compared to a net income of $928,000 or $0.62 per share for 1996 and net loss of $1,212,000 or $.80 per share in 1995. Losses incurred by TWB in 1995 were $1,390,000, or $0.92 per share, which included an operating loss of $627,000 and the previously described $763,000 pretax charge.


Effects of Inflation
--------------------

     Over the past three years, the effects of inflation on the Company's operations have been negligible, averaging less than 4% per year.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these indicators are set forth below as of the close of the past three fiscal years:


                                    1997           1996          1995
                                    ----           ----          ----

Total debt to total debt plus
 stockholders' equity                .27            .41           .48

Current assets to current
 liabilities                        2.81           4.36          5.66

Inventory turnover
 (cost of goods sold
 to ending inventory)              15.23          15.00         12.99

      The decrease in total debt to total debt plus stockholders' equity from 1996 to 1997 relates to the sales of the manufacturing operations, the proceeds of which were used to reduce long-term debt. The decrease from .48 at December 30, 1995 to .41 at December 28, 1996 was due to improved financial results which enabled the Company to reduce its long-term debt. The ratio of current assets to current liabilities decreased to 4.36 at December 28, 1996 from 5.66 at December 30, 1995, primarily due to increases in the current portion of long-term debt and income taxes payable.

      The decrease in current assets to current liabilities in 1997 was a result of an increase in accounts payable due to changes in terms with vendors.

     The inventory turnover rate increased from 12.99 in 1995 to 15.00 in 1996 and 15.23 in 1997, as a result of increased sales and management focus on inventory levels, due primarily to warehouse constraints.

     The Company supplements its cash requirements by borrowing against existing credit lines. As of December 27, 1997, the Company had $5,979,000 of additional borrowing capacity under its credit line.

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

Capital Resources
-----------------

     The Company's debt financing at December 27, 1997, consisted of the following:

1. A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at December 27, 1997 was 5.97%. The note is due three years after the annual renewal date, currently July, 2000, subject to annual renewal. As of December 27, 1997, the Company had borrowed $1,521,000 against this credit line and had $5,979,000 of additional borrowing capacity.

2. A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of December 27, 1997, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $600,000.

3. A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of December 27, 1997, the outstanding balance was $1,150,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1998. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Actual sales volume for fiscal 1997 was $13.5 million.

     While the Company does not anticipate any other material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

Year 2000 Compliance
--------------------

     Many computer systems, programs, and components currently record years in a two-digit format. Such computer systems, if not modified, will be unable to recognize properly dates beyond the year 1999--the so-called "Year 2000 Problem." The Company relies on its computer systems, applications and devices in operating and monitoring various aspects of its business. The Company also relies, directly and indirectly, on computer systems of customers, suppliers, and financial organizations for accurate exchange of data. Management has preliminarily assessed risks and costs related to addressing the Year 2000 Problem as it relates to the Company and its information systems. Based upon this assessment, the Company does not believe that the modification of the Company's systems to address such matters will have a material impact on the Company's financial position or results of operations. There are, however, numerous uncertainties relating to addressing Year 2000 issues, including the actual cost and effort of implementing corrective measures, the degree to which outside parties appropriately address their Year 2000 issues, and other factors, some of which may be beyond the Company's control, and all of which may cause results to be different from those currently anticipated by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                          Page
                                                                          ----
Financial Statements

   Report of Independent Accountants
   Consolidated Balance Sheets at December 27, 1997 and
     December 28, 1996
   Consolidated Statements of Income for the three years ended
     December 27, 1997
   Consolidated Statements of Stockholders' Equity for the three years ended December 27, 1997
   Consolidated Statements of Cash Flows for the three years ended
     December 27, 1997
   Notes to Consolidated Financial Statements

   Financial Statement Schedule

       Schedule II - Consolidated Valuation and Qualifying Accounts

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Doughtie's Foods, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Doughtie's Foods, Inc. and its subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
    (Signature)

Norfolk, Virginia
February 12, 1998

DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                            December 27,          December 28,
                                                                                1997                  1996
                        ASSETS

Current assets:
   Cash                                                                   $         26,929     $         372,687
   Accounts receivable - trade, net                                              8,566,995             6,924,656
   Inventories                                                                   4,669,291             4,497,699
   Deferred income taxes                                                           372,220               386,271
   Prepaid expenses and other current assets                                        68,166                91,042
                                                                          ----------------     -----------------

      Total current assets                                                      13,703,601            12,272,355
                                                                          ----------------     -----------------

Property, plant and equipment - at cost:
   Land                                                                            280,827               280,827
   Buildings                                                                     3,608,055             4,112,608
   Delivery equipment                                                              169,195               347,242
   Plant and refrigeration equipment                                             1,590,626             4,170,355
   Office equipment                                                                491,078               699,019
   Leasehold improvements                                                              -                   6,062
                                                                          ----------------     -----------------
                                                                                 6,139,781             9,616,113
   Less - accumulated depreciation                                               3,513,216             6,047,739
                                                                          ----------------     -----------------
                                                                                 2,626,565             3,568,374
                                                                          ----------------     -----------------
Other assets                                                                       114,651                91,557
                                                                          ----------------     -----------------
                                                                          $     16,444,817     $      15,932,286
                                                                          ================     =================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                      $        533,333     $         533,333
   Accounts payable                                                              3,198,641             1,631,114
   Income taxes payable                                                            891,657               446,775
   Accrued salaries, commissions and bonuses                                       182,965               140,617
   Other accrued liabilities                                                        63,948                60,540
                                                                          ----------------     -----------------
      Total current liabilities                                                  4,870,544             2,812,379
Long-term debt - less current portion                                            2,737,910             5,065,000
                                                                          ----------------     -----------------
      Total liabilities                                                          7,608,454             7,877,379
                                                                          ----------------     -----------------

Stockholders' equity:
   Common  stock  - $1  par  value;  authorized  2,000,000  shares, issued  and outstanding 1,495,023 shares at December 27,
     1997 and 1,497,078 shares at December 28, 1996                              1,495,023             1,497,078
   Additional paid-in capital                                                    2,807,037             2,811,441
   Retained earnings                                                             4,534,303             3,746,388
                                                                          ----------------     -----------------
      Total stockholders' equity                                                 8,836,363             8,054,907
                                                                          ----------------     -----------------
                                                                          $     16,444,817     $      15,932,286
                                                                          ================     =================

Commitments (Note 7)

                 See notes to consolidated financial statements.


DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------

                                                       Year ended            Year ended            Year ended
                                                      December 27,          December 28,          December 30,
                                                          1997                  1996                  1995
Net sales                                           $     85,233,420      $     80,632,688     $      76,585,835
Cost of sales                                             71,133,101            67,481,372            63,012,874
                                                    ----------------      ----------------     -----------------
Gross profit                                              14,100,319            13,151,316            13,572,961
                                                    ----------------      ----------------     -----------------
Selling, general and administrative
  expenses                                                12,344,934            11,956,604            14,225,899
Interest expense                                             241,696               468,652               462,231
                                                    ----------------      ----------------     -----------------
                                                          12,586,630            12,425,256            14,688,130
                                                    ----------------      ----------------     -----------------
Income (loss) before income taxes                          1,513,689               726,060            (1,115,169)
Income tax expense (benefit)                                 566,191              (201,760)               97,115
                                                    ----------------      ----------------     -----------------
Net income (loss)                                   $        947,498      $        927,820     $      (1,212,284)
                                                    ================      ================     =================

Earnings (loss) per share:
  Basic                                             $            .63      $            .62     $            (.80)
                                                    ================      ================     =================
  Diluted                                           $            .63      $            .62     $            (.80)
                                                    ================      ================     =================


                 See notes to consolidated financial statements.




DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

                                                             Additional
                                            Common             Paid-in           Retained
                                             Stock             Capital           Earnings              Total

Balances at December 31, 1994          $     1,512,777    $     2,835,607     $     4,352,047    $     8,700,431

Cash dividends ($.11 per share)                    -                  -              (161,123)          (161,123)

Net loss for the year ended
  December 30, 1995                                -                  -            (1,212,284)        (1,212,284)

Acquisition of treasury stock,
  at cost - 8,986 shares                        (8,986)           (14,978)                -              (23,964)
                                       ---------------    ---------------     ---------------    ---------------
Balances at December 30, 1995                1,503,791          2,820,629           2,978,640          7,303,060

Cash dividends ($.11 per share)                    -                  -              (160,072)          (160,072)

Net income for the year ended
 December 28, 1996                                 -                  -               927,820            927,820

Acquisition of treasury stock,
  at cost - 6,713 shares                        (6,713)            (9,188)                -              (15,901)
                                       ---------------    ---------------     ---------------    ---------------
Balances at December 28, 1996                1,497,078          2,811,441           3,746,388          8,054,907

Cash dividends ($.11 per share)                    -                  -              (159,583)          (159,583)

Net income for the year ended
  December 27, 1997                                -                  -               947,498            947,498

Acquisition of treasury stock,
  at cost - 2,055 shares                        (2,055)            (4,404)                -               (6,459)
                                       ---------------    ---------------     ---------------    ---------------
Balances at December 27, 1997          $     1,495,023    $     2,807,037     $     4,534,303    $     8,836,363
                                       ===============    ===============     ===============    ===============



                 See notes to consolidated financial statements.



DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                       Year ended            Year ended            Year ended
                                                      December 27,          December 28,          December 30,
                                                          1997                  1996                  1995
Cash flows from operating activities:
   Net income (loss)                                $        947,498      $        927,820     $      (1,212,284)
   Adjustments to reconcile net income
     (loss) to net cash provided by (used
     for) operations:
      Depreciation                                           274,686               469,445               675,681
      Loss (gain) on sale of property, plant
        and equipment                                          5,932               (99,129)              300,644
      (Increase) decrease in assets:
          Accounts receivable, net                        (1,642,339)           (1,162,797)              373,661
          Inventories                                       (171,592)              351,405              (327,351)
          Deferred income taxes                               14,051              (192,932)               54,957
          Prepaid expenses and other current
            assets                                            22,876               155,637              (106,793)
          Other assets                                       (23,094)              741,612              (697,634)
      Increase (decrease) in liabilities:
          Current portion of long-term debt                      -                 400,000                   -
          Accounts payable                                 1,567,527                84,007              (547,992)
          Income taxes payable                               444,882               446,775              (399,504)
          Accrued salaries, commissions
            and bonuses                                       42,348                63,911               (51,211)
          Accrued employee group insurance                       -                (174,026)              (41,383)
          Other accrued liabilities                            3,408               (53,040)               67,977
          Deferred income taxes, long-term                       -                 (49,931)                1,031
                                                    ----------------      ----------------     -----------------
                                                           1,486,183             1,908,757            (1,910,201)
                                                    ----------------      ----------------     -----------------

Cash flows from investing activities:
   Additions to property, plant and
     equipment                                              (266,544)             (250,782)             (599,763)
   Proceeds from sale of property, plant
     and equipment                                           927,735                   700               190,496
                                                    ----------------      ----------------     -----------------
                                                             661,191              (250,082)             (409,267)
                                                    ----------------      ----------------     -----------------

Cash flows from financing activities:
   Long-term borrowings                                          -               1,750,000             1,790,000
   Reductions of long-term debt                           (2,327,090)           (3,373,334)             (133,333)
   Cash dividends                                           (159,583)             (160,072)             (161,123)
   Acquisition of treasury stock                              (6,459)              (15,901)              (23,964)
                                                    ----------------      ----------------     -----------------
                                                          (2,493,132)           (1,799,307)            1,471,580
                                                    ----------------      ----------------     -----------------
Net decrease in cash                                        (345,758)             (140,632)             (847,888)
Cash at beginning of year                                    372,687               513,319             1,361,207
                                                    ----------------      ----------------     -----------------
Cash at end of year                                 $         26,929      $        372,687     $         513,319
                                                    ================      ================     =================

                 See notes to consolidated financial statements.

DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the Company) and its wholly-owned subsidiary in 1997 (and its majority-owned and wholly-owned subsidiaries in 1996 and 1995). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated group is engaged in the processing, manufacturing and wholesaling of a broad line of meat products and other food items.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for doubtful accounts - The Company and its subsidiaries maintain allowances for doubtful accounts based on an analysis of previous loss experience and current conditions.

Inventories - Inventories, consisting principally of raw materials and finished food products, are stated at the lower of last-in, first-out (LIFO) cost, or market value.

Property, plant and equipment - Accelerated methods are used to provide for depreciation on all assets other than buildings. The straight-line method is used for buildings.

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

Income taxes - The Company files a consolidated federal income tax return. Prior to the acquisition of the minority interest during 1996, one subsidiary was required to file a separate return.

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

Earnings per share - Earnings per share (EPS) are based on the weighted average number of shares outstanding.

The Company  adopted  Statement of Financial  Accounting  Standards No. 128 (FAS
128), "Earnings per Share" during 1997. The statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. For the Company, there is no difference between the calculation of basic and primary EPS. In addition, the Company had no potentially dilutive securities at December 27, 1997 and accordingly basic and diluted EPS are the same.

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Stock split - On November 25, 1997, the Board of Directors declared a 50% stock split payable on January 12, 1998 to stockholders of record on December 12, 1997. All references in the consolidated financial statements referring to shares, share prices and per share amounts have been adjusted retroactively for the 50% stock split.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts as follows:

                                                                            December 27,          December 28,
                                                                                1997                  1996
Trade accounts receivable                                                 $      9,195,367     $       7,266,134
Allowances for doubtful accounts                                                  (628,372)             (341,478)
                                                                          ----------------     -----------------
                                                                          $      8,566,995     $       6,924,656
                                                                          ================     =================

NOTE 3 - INVENTORIES

Inventories used in determining cost of sales are as follows:

                                                                                 Raw                Finished
                                                          Total               materials             products

December 31, 1994                                   $      4,521,753      $      1,497,222     $       3,024,531
December 30, 1995                                   $      4,849,104      $      1,163,240     $       3,685,864
December 28, 1996                                   $      4,497,699      $        549,161     $       3,948,538
December 27, 1997                                   $      4,669,291      $            -       $       4,669,291

The differences between FIFO and LIFO inventories are as follows:

                                December 27,           December 28,         December 30,          December 31,
                                    1997                   1996                 1995                  1994

FIFO cost                     $       5,419,163     $      5,517,080      $      5,680,063     $       5,197,592
LIFO reserves                          (749,872)          (1,019,381)             (830,959)             (675,839)
                              -----------------     ----------------      ----------------     -----------------
LIFO cost                     $       4,669,291     $      4,497,699      $      4,849,104     $       4,521,753
                              =================     ================      ================     =================

The $269,509 change in LIFO reserves in 1997 increased net income and earnings per share by approximately $166,000 and $.11, respectively. The $188,422 change in LIFO reserves in 1996 decreased net income and earnings per share by approximately $121,000 and $.08, respectively. The $155,120 change in LIFO reserves in 1995 decreased net income and earnings per share by approximately $100,000 and $.07, respectively.

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            December 27,          December 28,
                                                                                1997                  1996
Long-term revolving bank note                                             $      1,521,243     $       3,315,000
Bank term loan                                                                   1,150,000             1,550,000
Industrial Revenue Bond                                                            600,000               733,333
                                                                          ----------------     -----------------
                                                                                 3,271,243             5,598,333
Less - current portion                                                             533,333               533,333
                                                                          ----------------     -----------------
Noncurrent portion                                                        $      2,737,910     $       5,065,000
                                                                          ================     =================

Principal payments are due as follows: 1998 - $533,333;  1999 - $533,333; 2000 -
$2,004,576 and 2001 - $200,001.

The Company has a $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at December 27, 1997 was 5.97%. The note is due three years after the annual renewal date, currently July 2000, subject to annual renewal. The amount available under this line is limited to the sum of 85% of qualifying accounts and notes receivable and 20% of qualifying inventory on hand. The Company had $5,978,757 of additional borrowing capacity available on this credit line at December 27, 1997.

The Company has a $1,750,000 bank term loan with an outstanding balance of $1,150,000 at LIBOR plus 1.50%. The loan is payable in quarterly installments of $100,000 plus interest through January 1, 2001.

The Company obtained an Industrial Revenue Bond from a bank for the purpose of expanding its plant and office facilities in Portsmouth, Virginia, at an interest rate of 91.5% of prime. The prime rate at December 27, 1997 was 8.50%. The bond is payable in monthly installments of $11,111 plus interest through July 1, 2001.

Cash paid for interest totaled $241,696, $468,652 and $462,231 in 1997, 1996 and 1995, respectively.

Each of the  three  loans is  secured  by all  accounts  and  notes  receivable, inventories, contract rights and property, plant and equipment of the consolidated group. These loan agreements contain restrictive covenants including a minimum amount of tangible net worth, a minimum working capital ratio, and a maximum debt to equity ratio. All requirements were met for 1997.

NOTE 5 - RETIREMENT PLANS

The Company has a retirement savings and 401(k) plan which covers substantially all full-time employees except those covered by a collective bargaining agreement. The Company makes contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of their total compensation; in addition to the matched contribution, participants may make additional unmatched contributions of up to 9% of their compensation. The Company may also make discretionary contributions to the plan. Contributions to the retirement savings and 401(k) plan for 1997, 1996 and 1995 were $79,955, $91,517 and $107,365, respectively.

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 6 - Income Tax Expense

The provision for income taxes is based on taxes currently payable and the changes in deferred tax assets and liabilities.

The components of income tax expense (benefit) are as follows:

                                                                     1997             1996              1995
Current federal                                                  $     459,623    $      52,109    $      27,169
Current state                                                           92,517          (11,006)          13,958
Deferred federal                                                         2,386         (201,635)          45,443
Deferred state                                                          11,665          (41,228)          10,545
                                                                 -------------    -------------    -------------
                                                                 $     566,191    $    (201,760)   $      97,115
                                                                 =============    =============    =============

The effective income tax rates vary from the statutory U.S. federal income tax rate as follows:


                                            1997                        1996                        1995
                                --------------------------     ----------------------      ---------------------
                                                  Percent                    Percent                     Percent
                                                    of                         of                          of
                                    Dollar        pretax       Dollar        pretax        Dollar        pretax
                                    amount        income       amount        income        amount        income

Income taxes computed
  at statutory rates            $     514,654      34.0%   $     246,860       34.0%   $    (379,157)     (34.0)%
State income taxes, net
  of federal income tax
  benefit                              64,937       4.3           31,148        4.3           16,172        1.5
Fuel tax credit                       (15,278)     (1.0)         (15,278)      (2.1)         (16,975)      (1.5)
Nonrecognition (recognition)
  of subsidiary net
  operating loss                          -         -           (467,954)     (64.5)         472,546       42.3
Other                                   1,878       0.1            3,464        0.5            4,529        0.4
                                -------------      ----    -------------       ----    -------------      -----
                                $     566,191      37.4%   $    (201,760)    (27.8)%   $      97,115       8.7%
                                =============      ====    =============     =====     =============       ===

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            December 27,          December 28,
                                                                                1997                  1996
Simplified LIFO differences                                               $         57,425     $          78,065
Capitalized inventory cost                                                          24,687                23,539
Allowances for doubtful accounts                                                   240,604               130,752
Net operating loss of subsidiary                                                    94,996               201,627
                                                                          ----------------     -----------------
Gross deferred tax asset                                                           417,712               433,983
Involuntary conversion                                                             (45,492)              (47,712)
                                                                          ----------------     -----------------
Net deferred tax asset                                                    $        372,220     $         386,271
                                                                          ================     =================

Cash paid (refunded) for income taxes totaled $73,037, $(185,033) and $574,876 in 1997, 1996 and 1995, respectively.

NOTE 7 - OPERATING LEASES

In January 1996, the Company entered into a seven-year full service operating lease covering thirty-six new trucks and ten new trailers. The lease provides for increases in rentals based on increases in the Consumer Price Index.

Minimum annual rentals under the aforementioned lease are set forth in the table below. These minimum rental commitments do not include contingent rentals which are based on usage.

                                                                   Trucks
                                                                     and
                                                                  Trailers

             1998                                             $        527,724
             1999                                                      527,724
             2000                                                      527,724
             2001                                                      527,724
             2002                                                      527,724
             2003                                                      263,862
                                                              ----------------
                                                              $      2,902,482
                                                              ================

Total rental expense charged to consolidated operations in 1997, 1996 and 1995 was $1,182,909, $1,043,642 and $1,004,855, respectively. Rental expense in 1997,
1996 and 1995 included contingent rentals of approximately $380,681, $396,191 and $360,005, respectively.

NOTE 8 - SALE OF ASSETS

On July 20, 1995, the Company sold certain properties located in Carrol County, Maryland. The gross sale price was $165,000, with net cash proceeds of $135,610. The cash was used to reduce the Company's long-term debt. The net pretax gain on the sale of $130,055 was included in selling, general and administrative expenses.

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

Doughtie's Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations by quarters:

                                                                                                        Basic and
                                                                                                         Diluted
                                                                      Gross                Net          Earnings
Quarter                                        Net Sales             Profit              Income         Per Share
1997:
   First                                   $      18,692,236    $       3,182,477    $       143,543    $    .09
   Second                                         21,683,108            3,587,253            341,622         .23
   Third                                          24,172,942            3,720,523            329,462         .22
   Fourth                                         20,685,134            3,610,066            132,871         .09
                                           -----------------    -----------------    ---------------    --------
                                           $      85,233,420    $      14,100,319    $       947,498    $    .63
                                           =================    =================    ===============    ========

1996:
   First                                   $      15,979,850    $       2,664,741    $         6,966    $    -
   Second                                         22,457,784            3,920,723            413,453         .28
   Third                                          22,017,932            3,428,855             61,906         .04
   Fourth                                         20,177,122            3,136,997            445,495         .30
                                           -----------------    -----------------    ---------------    --------
                                           $      80,632,688    $      13,151,316    $       927,820    $    .62
                                           =================    =================    ===============    ========

Unusual items affecting 1997 and 1996 net income in the above quarterly data are discussed in Notes 6 and 8.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.


PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information as to the Company's Board of Directors is incorporated by reference to material contained under the heading "Nominees" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 21, 1998.

     With respect to information concerning the Company's executive officers, see PART I, ITEM 1, BUSINESS: Executive Officers.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information as to executive compensation is incorporated by reference to material contained under the headings "Executive Compensation" and "Directors' Compensation" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 21, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     Information as to security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Voting Securities and Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 21, 1998.

PART IV.
--------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
-----------------------------------------------------------------

      (a)(1)
      Financial Statements (Included in Part II):
      -------------------------------------------

      See Item 8 in Part II.


      (a)(2)
      Financial Statement Schedules (Included in Part IV):
      ----------------------------------------------------

      See Item 8 in Part II


      (a)(3)
      List of Exhibits:
      -----------------

Exhibit
Number    Description
------    -----------
2(a)(1). Articles of Merger (with attached Plan of Merger) Merging Dutterer's of Manchester Corporation (a Maryland corporation) and TWB Gourmet Foods, Inc. (a Virginia corporation), filed with the Virginia State Corporation Commission on August 28, 1996 (incorporated by reference to Exhibit 2(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

2(a)(2). Articles of Merger Merging Dutterer's of Manchester Corporation Into TWB Gourmet Foods, Inc., filed with the Maryland State Department of Assessments and Taxation on August 27, 1996 (incorporated by reference to Exhibit 2(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

3(a). Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 29, 1984).

3(b). Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

4(a)(1).  Amended  and  Restated  Credit  Agreement  dated as of June 14,  1996, between the Company and Crestar Bank relating to a $7,500,000 revolving credit commitment and a $1,750,000 term loan (incorporated by reference to Exhibit 4(a)to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

4(a)(2). First Amendment to Amended and Restated Credit Agreement dated as of September 30, 1996 between the Company and Crestar Bank.

4(a)(3). Second Amendment to Amended and Restated Credit Agreement dated as of July 1, 1997 between the Company and Crestar Bank.

4(b)(1). Commercial Note dated June 14, 1996, made by the Company in favor of Crestar Bank in the principal amount of $7,500,000 (incorporated by reference to Exhibit 4(b)(1) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

4(b)(2). Commercial Note dated June 14, 1996, made by the Company in favor of Crestar Bank in the principal amount of $1,750,000 (incorporated by reference to Exhibit 4(b)(2) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

9. Voting Trust Agreement Dated June 17, 1986, among Mary H. Doughtie, Mary D. Houfek, Barbara D. Horton and Elsie D. Waddell, as Amended (incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(a)(1). Agreement  dated  October 11, 1996 between the Company and the Bakery,
          Confectionery and Tobacco Workers' International Union, Local No. 66 (incorporated by reference to Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(b)(1). Lease  Agreement Dated January 26, 1996,  Between Keen Leasing,  Inc.,
          Lessor, and the Company, Lessee, relating to the leasing of certain trucks (incorporated by reference to Exhibit 10(b)(3) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

10(c)(1). Security Agreement dated as of June 14, 1996, made by the Company to Crestar Bank granting a security interest in accounts, inventory, equipment, and general intangibles (incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(c)(2). Security  Agreement  dated as of June 14, 1996,  made by Dutterer's of
          Manchester Corporation to Crestar Bank granting a security interest in a promissory note dated September 3, 1995, made by Value Added Food Services, Inc., payable to the order of the holder in the original principal amount of $1,038,756 (incorporated by reference to Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(c)(3). Guaranty  Agreement  dated as of June 14, 1996,  made by Dutterer's of
          Manchester Corporation for the benefit of Crestar Bank (incorporated by reference to Exhibit 10(c)(3) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(c)(4). Assignment  dated as of June 14, 1996,  made by the Company to Crestar
          Bank assigning as a security interest the Company's rights to receive all monies under Contract No.SP0300-967-D-2900 dated January 26, 1996 between the Company and the United States Department of Defense (incorporated by reference to Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(c)(5). Credit  Line  Deed of Trust  dated as of June  14,  1996,  made by the
          Company for the benefit of Crestar Bank relating to certain property located at 2410 and 2415 Wesley Street and 149 Chautauqua Avenue, Portsmouth, Virginia, securing the maximum principal amount of $3,025,000 (incorporated by reference to Exhibit 10(c)(5) to the Company's Annual Report on Form 10-K for the year ended December 28,
          1996).

10(c)(6). Indemnity Deed of Trust dated as of June 12, 1996, made by Dutterer's of Manchester Corporation for the benefit of Crestar Bank relating to certain property located in Carroll County, Maryland, securing the maximum principal amount of $1,200,000 (incorporated by reference to Exhibit 10(c)(6) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

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

10(e)(1). Asset  Purchase  Agreement  dated as of January  30,  1997,  among the
          Company, The Smithfield Ham and Products Company, Incorporated (the "Buyer"), The Smithfield Companies, Inc., Vernon W. Mules, and Steve Houfek, pursuant to which the Company agreed to sell the assets connected with the manufacture of the Company's barbecue and chili products (incorporated by reference to Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K for the year ended December 28,
          1996).

10(e)(2). Product Supply  Agreement  dated as of February 28, 1997,  between the
          Company and The  Smithfield  Ham and  Products  Company,  Incorporated
          ("Smithfield"), pursuant to which the Company agreed to purchase its requirements of barbecue and chili products for a period of five years (incorporated by reference to Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(e)(3). Trademark License Agreement dated as of February 28, 1997, between the
          Company and The Smithfield Ham and Products Company, Incorporated ("Smithfield"), pursuant to which the Company granted a license to Smithfield to use the Company's registered Doughtie's trademark in connection with the manufacture and sale of certain barbecue, chili, and related products (incorporated by reference to Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

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

10(g). Asset Purchase Agreement dated as of September 6, 1996 by and among Loetitia Adam St. James and Chris L. St. James, TWB Gourmet Foods, Inc. (TWB), CP Specialty Foods, Inc. (CP), and Doughtie's Foods, Inc., pursuant to which TWB sold certain assets to CP (incorporated by reference to Exhibit 10(g)to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

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

21        List of Subsidiaries

27        Financial Data Schedule

b)
Reports on Form 8-K:
--------------------

     The Company filed one report on Form 8-K during the last quarter of the Company's fiscal year ended December 27, 1997. In the Form 8-K filed on December 9, 1997, the Company reported under Item 5 that the Company's Board of Directors had approved a three-for-two split of the Company's common stock effected in the form of a stock dividend, with cash in lieu of fractional shares, and a cash dividend of four cents per share (on a pre-split basis), payable on January 12, 1998, to shareholders of record at the close of business on December 12, 1997. No financial statements were filed with the referenced report.

                     DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
          ------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------


           Column A                                    Column B        Column C        Column D        Column E

------------------------------------------------------------------------------------------------------------------


                                                      Balance at      Charged to                      Balance at
                                                       beginning       costs and                        end of






Description                                            of period       expenses      Deductions(A)      period
Valuation account deducted from
  asset to which it applies -
  for doubtful trade receivables:

Year ended December 30, 1995                          $   261,946     $  183,531      $  112,169     $   333,308
                                                      ===========     ==========      ==========     ===========

Year ended December 28, 1996                          $   333,308     $  206,413      $  198,243     $   341,478
                                                      ===========     ==========      ==========     ===========

Year ended December 27, 1997                          $   341,478     $  674,000      $  387,106     $   628,372
                                                      ===========     ==========      ==========     ===========

Valuation account  deducted from
  asset to which it applies for
  doubtful  finance receivables:

Year ended December 30, 1995                          $   178,893     $  (25,885)     $  153,008     $       -
                                                      ===========     ==========      ==========     ===========

Year ended December 28, 1996                          $       -       $      -        $      -       $       -
                                                      ===========     ==========      ==========     ===========

Year ended December 27, 1997                          $       -       $      -        $      -       $       -
                                                      ===========     ==========      ==========     ===========

Valuation account deducted from
  asset to which it applies for
  deferred  tax asset:

Year ended December 30, 1995                          $    52,798     $  472,546      $      -       $   525,344
                                                      ===========     ==========      ==========     ===========

Year ended December 28, 1996                          $   525,344     $ (525,344)     $      -       $       -
                                                      ===========     ==========      ==========     ===========

Year ended December 27, 1997                          $       -       $      -        $      -       $       -
                                                      ===========     ==========      ==========     ===========

(A) Accounts written off during the year net of recoveries.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOUGHTIE'S FOODS, INC.



Dated:   March 26, 1998                    /s/   STEVEN C. HOUFEK
                                          ------------------------
                                          Steven C. Houfek

                                          President and Chief
                                          Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 26, 1998                    /s/   STEVEN C. HOUFEK
                                          ------------------------------
                                          Steven C. Houfek

                                          President, Chief Executive
                                          Officer and Director


Dated:   March 26, 1998                    /s/   MARION S. WHITFIELD, JR.
                                          ------------------------------
                                                Marion S. Whitfield, Jr.

                                          Senior Vice President and
                                          Director (Principal
                                          Financial and Accounting
                                          Officer)


Dated:   March 26, 1998                   /s/   VERNON W. MULES
                                          ------------------------------
                                          Vernon W. Mules

                                          Director

Dated:   March 26, 1998                   /s/   JAMES F. CERZA, JR.
                                          ------------------------------
                                          James F. Cerza, Jr.

                                          Director

Dated:   March 26, 1998                   /s/   WILLIAM R. WADDELL
                                          ------------------------------
                                          William R. Waddell

                                          Director

Dated:   March __, 1998
                                          ------------------------------
                                          Donald B. Ratcliffe

                                          Director


Dated:   March 26, 1998                   /s/   ADOLPHUS W. HAWKINS, JR.
                                          ------------------------------
                                          Adolphus W. Hawkins, Jr.

                                          Director