Form 10-Q
period 1998-03-28
DOUGHTIES FOODS INC
filed 1998-05-12
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 28, 1998
                               -------------------------------------

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

Common Stock, $1 par value - 1,495,023 shares as of March 28,1998

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                           March 28,            December 27,
                                             1998                   1997
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $      28,878          $     26,929
 Accounts receivable - trade, net            7,585,540             8,566,995
 Inventories                                 4,278,591             4,669,291
 Deferred income taxes                         372,220               372,220
 Prepaid expenses and other
  current assets                               189,518                68,166
                                         -------------          ------------

          Total Current Assets              12,454,747            13,703,601
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             3,608,055
 Delivery equipment                            270,102               169,195
 Plant and refrigeration equipment           1,653,266             1,590,626
 Office equipment                              492,894               491,078
                                         -------------          ------------

                                             6,305,144             6,139,781

 Less - accumulated depreciation             3,583,878             3,513,216
                                         -------------          ------------

                                             2,721,266             2,626,565
                                         -------------          ------------

OTHER ASSETS                                   112,669               114,651
                                         -------------          ------------

                                         $  15,288,682          $ 16,444,817
                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,074,243             3,198,641
 Income taxes payable                          596,084               891,657
 Accrued salaries, commissions and
  bonuses                                       36,965               182,965
 Other accrued liabilities                      41,840                63,948
                                         -------------          ------------

         Total Current Liabilities           4,282,465             4,870,544

LONG-TERM DEBT - less current portion        2,033,993             2,737,910
                                         -------------          ------------

         Total Liabilities                   6,316,458             7,608,454
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 2,000,000 shares, issued
  and outstanding 1,495,023 shares at
  March 28, 1998 and December 27, 1997       1,495,023             1,495,023
 Additional paid-in capital                  2,807,037             2,807,037
 Retained earnings                           4,670,164             4,534,303
                                         -------------          ------------

         Total Stockholders' Equity          8,972,224             8,836,363
                                         -------------          ------------

                                         $  15,288,682          $ 16,444,817
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                            THREE MONTHS ENDED
                                    ------------------------------------

                                      March 28,               March 29,
                                        1998                    1997
                                    -------------           -------------

NET SALES                           $  19,308,576           $  18,692,236

COST OF GOODS SOLD                     16,057,978              15,509,759
                                    -------------           -------------

GROSS PROFIT                            3,250,598               3,182,477
                                    -------------           -------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               2,914,860               2,881,229

INTEREST EXPENSE                           46,600                  71,579
                                    -------------           -------------

                                        2,961,460               2,952,808
                                    -------------           -------------

INCOME BEFORE INCOME TAXES                289,138                 229,669

INCOME TAX EXPENSE                        108,427                  86,126
                                    -------------           -------------

NET INCOME                          $     180,711           $     143,543
                                    =============           =============

NUMBER OF SHARES USED IN COMPUTING
 EARNINGS PER SHARE                     1,495,023               1,497,078
                                    =============           =============

EARNINGS PER SHARE:
 BASIC                              $         .12           $         .10
                                    =============           =============

 DILUTED                            $         .12           $         .10
                                    =============           =============

CASH DIVIDENDS PER SHARE            $         .03           $        .027
                                    =============           =============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                  THREE MONTHS ENDED
                                          -----------------------------------

                                           March 28,               March 29,
                                             1998                    1997
                                         -------------           ------------

Cash flows from operating activities:
 Net income                              $    180,711            $   143,543
 Adjustments to reconcile net income
  to net cash provided by
  (used for) operations:
  Depreciation                                 70,662                 80,841
  Loss on sale of property, plant
   and equipment                                    0                  5,498

(Increase) decrease in assets:
 Accounts receivable - trade, net             981,455                304,879
 Inventories                                  390,700                744,350
 Prepaid expenses and other current
  assets                                     (121,352)              (167,354)
 Other assets                                   1,982                (26,969)

Increase (decrease) in liabilities:
 Accounts payable                            (124,398)               340,423
 Income taxes payable                        (295,573)                86,126
 Accrued salaries, commissions and
  bonuses                                    (146,000)               (92,169)
 Other accrued liabilities                    (22,108)                76,865
                                         -------------           ------------

                                              916,079              1,496,033
                                         -------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (165,363)              (102,115)
 Proceeds from sale of property,
  plant and equipment                               0                614,726
                                         -------------           ------------

                                             (165,363)               512,611
                                         -------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                            (703,917)            (1,983,333)
 Cash dividends                               (44,850)               (39,922)
                                         -------------           ------------

                                             (748,767)            (2,023,255)
                                         -------------           ------------

Net increase (decrease) in cash                 1,949                (14,611)
Cash at beginning of period                    26,929                372,687
                                         -------------           ------------

Cash at end of period                    $     28,878            $   358,076
                                         =============           ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1
------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the "Company") and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 28, 1998 and December 27, 1997, results of operations for the three months ended March 28, 1998 and March 29, 1997, and cash flows for the three months ended
March 28, 1998 and March 29, 1997. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

NOTE 2
------

On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

On April 14, 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $140,000.

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

NOTE 4
------

Cash paid for interest totaled $46,600 and $71,579 for the three months ended March 28, 1998 and March 29, 1997, respectively.

Cash paid for income taxes totaled $404,000 and $100 for the three months ended March 28, 1998 and March 29, 1997, respectively.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

     Sales for the quarter ended March 28, 1998 were $19.3 million or 3.2% higher than sales for the prior year's first quarter of $18.7 million. Sales to multi-unit customers account for the majority of the increase. This increase was offset by a reduction in sales caused by the sales of the manufacturing division in the first and second quarters of 1997.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 17.03% in the quarter ended March 29, 1997 to 16.83% for the quarter ended March 28, 1998. This decrease was a result of the sales of the manufacturing division, which had a higher markup.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased from 15.42% in the first quarter of 1997 to 15.09% in 1998. The decrease was a result of the increase in sales from multi-unit accounts without a corresponding increase in selling, general and administrative expense.

     Interest expense for the quarter ended March 28, 1998 decreased to 0.24% of sales compared to 0.38% of sales for the first quarter of 1997. Decreased borrowing levels and lower interest rates were the cause of the decreased expense. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $108,000 for the quarter ended March 28,1998 compared to $86,000 for the corresponding period of 1997.

     The Company reported net income of $181,000 or $.12 per share for the first quarter of 1998 compared to net income of $144,000 or $.10 per share in the first quarter of 1997.


Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of March 28, 1998 and December 27,1997 are set forth below:

                                      March 28,     December 27,
                                        1998            1997
                                    ------------    ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .22             .27

  Current Assets to Current
     Liabilities                        2.91            2.81

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         15.01           15.23


     The Company's liquidity indicators remained relatively unchanged from December 27,1997 until March 28, 1998.

     On February 28, 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

     On April 14, 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured notes. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $140,000.


Capital Resources
-----------------

     The Company's debt financing at March 28, 1998, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at March 28, 1998 was 5.69%. The note is due three years after the annual renewal date, currently July, 2000, subject to annual renewal. As of March 28, 1998, the Company had borrowed $950,660 against this credit line and had $6,549,340 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at March 28, 1998 was 8.5%. As of March 28, 1998, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $566,666.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of March 28, 1998, the outstanding balance was $1,050,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1998. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Based on actual sales volume to date, estimated annual sales volume should approximate $13 million.

     While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 28, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
May 12, 1998                   By:   Marion S. Whitfield, Jr.
                                                (Signature)
                                      Senior Vice President
                                     (Principal Financial and
                                     Accounting Officer)