Form 10-Q
period 1998-06-27
DOUGHTIES FOODS INC
filed 1998-08-11
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 27, 1998
                               -------------------------------------

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

Common Stock, $1 par value - 1,495,023 shares as of July 31,1998

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                              June 27,           December 27,
                                               1998                  1997
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $      28,652          $     26,929
 Accounts receivable - trade, net            8,708,576             8,566,995
 Inventories                                 4,756,948             4,669,291
 Deferred income taxes                         372,220               372,220
 Prepaid expenses and other
  current assets                               218,500                68,166
                                         -------------          ------------

          Total Current Assets              14,084,896            13,703,601
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             3,608,055
 Delivery equipment                            244,207               169,195
 Plant and refrigeration equipment           1,677,014             1,590,626
 Office equipment                              492,894               491,078
                                         -------------          ------------

                                             6,302,997             6,139,781

 Less - accumulated depreciation             3,651,215             3,513,216
                                         -------------          ------------

                                             2,651,782             2,626,565
                                         -------------          ------------

OTHER ASSETS                                   110,687               114,651
                                         -------------          ------------

                                         $  16,847,365          $ 16,444,817
                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,244,798             3,198,641
 Income taxes payable                          352,695               891,657
 Accrued salaries, commissions and
  bonuses                                       36,965               182,965
 Other accrued liabilities                      63,566                63,948
                                         -------------          ------------

         Total Current Liabilities           4,231,357             4,870,544

LONG-TERM DEBT - less current portion        3,435,950             2,737,910
                                         -------------          ------------

         Total Liabilities                   7,667,307             7,608,454
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 4,000,000 shares, issued
  and outstanding 1,495,023 shares at
  June 27 , 1998 and December 27, 1997       1,495,023             1,495,023
 Additional paid-in capital                  2,807,037             2,807,037
 Retained earnings                           4,877,998             4,534,303
                                         -------------          ------------

         Total Stockholders' Equity          9,180,058             8,836,363
                                         -------------          ------------

                                         $  16,847,365          $ 16,444,817
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>


                                               QUARTERS ENDED                            SIX MONTHS ENDED
                                    ------------------------------------         -----------------------------------

                                      June 27,                June 28,              June 27,                June 28,
                                        1998                    1997                  1998                    1997
                                    -------------           ------------         -------------          ------------


NET SALES                           $  22,987,483           $  21,683,108        $  42,296,059          $ 40,375,344

COST OF GOODS SOLD                     19,349,136              18,095,855           35,407,114            33,605,614
                                    -------------           -------------        -------------          ------------

GROSS PROFIT                            3,638,347               3,587,253            6,888,945             6,769,730
                                    -------------           -------------        -------------          ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,180,396               2,996,840            6,095,256             5,878,068

INTEREST EXPENSE                           53,655                  43,819              100,255               115,398
                                    -------------           -------------        -------------          ------------

                                        3,234,051               3,040,659            6,195,511             5,993,466
                                    -------------           -------------        -------------          ------------

INCOME BEFORE INCOME TAXES                404,296                 546,594              693,434               776,264

INCOME TAX EXPENSE                        151,611                 204,972              260,038               291,099
                                    -------------           -------------        -------------          ------------

NET INCOME                          $     252,685           $     341,622        $     433,396          $    485,165
                                    =============           =============        =============          ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     1,495,023               1,497,078            1,495,023             1,497,078
                                    =============           =============        =============          ============

EARNINGS PER SHARE:

 BASIC                              $         .17           $         .23        $         .29          $        .32
                                    =============           =============        =============          ============

 DILUTED                            $         .17           $         .23        $         .29          $        .32
                                    =============           =============        =============          ============

CASH DIVIDENDS PER SHARE            $         .03           $        .027        $         .06          $       .054
                                    =============           =============        =============          ============


<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                    SIX MONTHS ENDED
                                          -----------------------------------

                                             June 27,               June 28,
                                              1998                    1997
                                          -----------            -----------

Cash flows from operating activities:
 Net income                              $    433,396            $   485,165
 Adjustments to reconcile net income
  to net cash provided by
  (used for) operations:
  Depreciation                                150,859                141,656
  Loss on sale of property, plant
   and equipment                                3,035                  5,408

(Increase) decrease in assets:
 Accounts receivable - trade, net            (141,581)              (320,321)
 Inventories                                  (87,657)              (256,744)
 Prepaid expenses and other current
  assets                                     (150,334)              (183,694)
 Other assets                                   3,964                (26,657)

Increase (decrease) in liabilities:
 Accounts payable                              46,157              1,418,949
 Income taxes payable                        (538,962)               216,099
 Accrued salaries, commissions and
  bonuses                                    (146,000)              (102,996)
 Other accrued liabilities                       (382)                68,728
                                          -----------            -----------

                                             (427,505)             1,445,593
                                          -----------            -----------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (189,111)              (161,771)
 Proceeds from sale of property,
  plant and equipment                          10,000                924,758
                                          -----------            -----------

                                             (179,111)               762,987
                                          -----------            -----------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                             698,040             (2,283,289)
 Acquisition of treasury stock                      0                 (6,459)
 Cash dividends                               (89,701)               (79,844)
                                          -----------            -----------

                                              608,339             (2,369,592)
                                          -----------            -----------

Net increase (decrease) in cash                 1,723               (161,012)
Cash at beginning of period                    26,929                372,687
                                          -----------            -----------

Cash at end of period                     $    28,652            $   211,675
                                          ===========            ===========

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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 27, 1998 and December 27, 1997, results of operations for the quarters ended June 27, 1998 and June 28, 1997 and the six months ended June 27, 1998 and June 28, 1997 and cash flows for the six months ended June 27, 1998 and June 28, 1997. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4
------

Cash paid for interest totaled $53,655 and $43,819 for the quarters ended June 27, 1998 and June 28, 1997 and $100,255 and $115,398 for the six months ended June 27, 1998 and June 28, 1997, respectively.

Cash paid for income taxes totaled $395,000 and 72,900 for the quarters ended June 27, 1998 and June 28, 1997 and $799,000 and $73,000 for the six months ended June 27, 1998 and June 28, 1997, respectively.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

         Sales for the quarter ended June 27, 1998 were $23.0 million or 6.0% higher than sales for the prior year's second quarter of $21.7 million. Sales for the six months ended June 27, 1998 were $42.3 million or 4.8% higher than sales of $40.4 million for the prior year's first six months. Sales to multi-unit customers account for the majority of the increase. This increase was partially offset by a reduction in sales caused by the disposition of the manufacturing division in the first and second quarters of 1997 and also a decrease in business with the Department of Defense.

         The Company's gross profit margin (gross profit as a percentage of net sales) decreased from 16.54% in the quarter ended June 28, 1997, to 15.83% for the quarter ended June 27, 1998. The gross profit margin for the six months decreased from 16.77% in 1997 to 16.29% in 1998. The decline is due to the disposition of the manufacturing division, which had a higher markup.

         The Company's selling, general and administrative expenses, expressed as a percentage of net sales, increased from 13.82% for the second quarter of 1997 to 13.84% for the quarter ended June 27, 1998 and decreased from 14.56% for the first six months of 1997 to 14.41% for the six months ended June 27, 1998. The slight decrease for the six month period was a result of the increase in sales from multi-unit accounts without a corresponding increase in selling, general and administrative expense.

         Interest expense for the quarter ended June 27, 1998 increased to .23% of sales compared to .20% of sales for the second quarter of 1997 and decreased to .24% of sales for the six months ended June 27, 1998 compared to .29% of sales for the first six months of 1997. Decreased borrowing levels and lower interest rates were the cause of the decreased expense for the six month period. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

         Income tax expense was $260,000 for the six months ended June 27, 1998 compared to $291,100 for the corresponding period of 1997. The decrease in income tax expense relates to decreased earnings, as the effective tax rate was unchanged.

         The Company reported net income of $433,400 or $.29 per share for the first six months of 1998 compared to net income of $485,200 or $.32 per share in the first six months of 1997.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of June 27, 1998 and December 27,1997 are set forth below:

                                       June 27,        December 27,
                                        1998               1997
                                   ------------        ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .30                 .27

  Current Assets to Current
     Liabilities                        3.33                2.81

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         14.89               15.23


     The Company's liquidity indicators remained relatively unchanged from December 27, 1997 until June 27, 1998.

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


Capital Resources
-----------------

     The Company's debt financing at June 27, 1998, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at June 27, 1998 was 5.66%. The note is due three years after the annual renewal date, currently July, 2001, subject to annual renewal. As of June 27, 1998, the Company had borrowed $2,485,950 against this credit line and had $5,014,050 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at June 27, 1998 was 8.50%. As of June 27, 1998, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $533,333.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of June 27, 1998, the outstanding balance was $950,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1998.

     While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.


                           ---------------------------
                           Forward-Looking Information
                           ---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. This Quarterly Report on Form 10-Q, the Company's Annual Report to Shareholders, the Company's Annual Report on Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are inherently subject to the uncertainties of future events, so that actual results could differ materially from expectations which are stated or implied in, or could be inferred from such forward-looking statements. Among the kinds of uncertainties that can affect and should be considered in evaluating the Company's forward-looking statements are uncertainties related to economic conditions, government and regulatory policies, customer plans and commitments, changes in the capital markets affecting the Company's capital structure and cost of capital, and the Company's competitive environment. Readers are therefore cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date such statement is made.


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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3(a).  Articles of Incorporation, as Amended
           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 27, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
August 11, 1998                   By:   Marion S. Whitfield, Jr.
                                       (Signature)
                                        Senior Vice President
                                       (Principal Financial and
                                        Accounting Officer)