Form 10-Q
period 1998-09-26
DOUGHTIES FOODS INC
filed 1998-11-10
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 26, 1998
                               -------------------------------------

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

Common Stock, $1 par value - 1,495,023 shares as of October 23,1998

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                         September 26,           December 27,
                                               1998                  1997
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $      16,890          $     26,929
 Accounts receivable - trade, net            7,660,515             8,566,995
 Inventories                                 4,581,769             4,669,291
 Deferred income taxes                         372,220               372,220
 Prepaid expenses and other
  current assets                               139,434                68,166
                                         -------------          ------------

          Total Current Assets              12,770,828            13,703,601
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             3,608,055
 Delivery equipment                            246,091               169,195
 Plant and refrigeration equipment           1,680,117             1,590,626
 Office equipment                              505,698               491,078
                                         -------------          ------------

                                             6,320,788             6,139,781

 Less - accumulated depreciation             3,714,917             3,513,216
                                         -------------          ------------

                                             2,605,871             2,626,565
                                         -------------          ------------

OTHER ASSETS                                   108,705               114,651
                                         -------------          ------------

                                         $  15,485,404          $ 16,444,817
                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,489,350             3,198,641
 Income taxes payable                          404,788               891,657
 Accrued salaries, commissions and
  bonuses                                      136,965               182,965
 Other accrued liabilities                     106,661                63,948
                                         -------------          ------------

         Total Current Liabilities           4,671,097             4,870,544

LONG-TERM DEBT - less current portion        1,407,106             2,737,910
                                         -------------          ------------

         Total Liabilities                   6,078,203             7,608,454
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 4,000,000 shares,
  issued and outstanding 1,495,023
  shares                                     1,495,023             1,495,023
 Additional paid-in capital                  2,807,037             2,807,037
 Retained earnings                           5,105,141             4,534,303
                                         -------------          ------------

         Total Stockholders' Equity          9,407,201             8,836,363
                                         -------------          ------------

                                         $  15,485,404          $ 16,444,817
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>


                                               QUARTERS ENDED                            NINE MONTHS ENDED
                                    ------------------------------------         -----------------------------------

                                    September 26,           September 27,        September 26,          September 27,
                                        1998                    1997                  1998                   1997
                                    -------------           ------------         -------------          ------------


NET SALES                           $  23,596,821           $  24,172,942        $  65,892,880          $ 64,548,286

COST OF GOODS SOLD                     19,939,578              20,452,419           55,346,692            54,058,033
                                    -------------           -------------        -------------          ------------

GROSS PROFIT                            3,657,243               3,720,523           10,546,188            10,490,253
                                    -------------           -------------        -------------          ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,181,826               3,131,104            9,277,082             9,009,172

INTEREST EXPENSE                           40,227                  62,279              140,482               177,677
                                    -------------           -------------        -------------          ------------

                                        3,222,053               3,193,383            9,417,564             9,186,849
                                    -------------           -------------        -------------          ------------

INCOME BEFORE INCOME TAXES                435,190                 527,140            1,128,624             1,303,404

INCOME TAX EXPENSE                        163,196                 197,678              423,234               488,777
                                    -------------           -------------        -------------          ------------

NET INCOME                          $     271,994           $     329,462        $     705,390          $    814,627
                                    =============           =============        =============          ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     1,495,023               1,495,091            1,495,023             1,496,415
                                    =============           =============        =============          ============

EARNINGS PER SHARE:

 BASIC                              $         .18           $         .22        $         .47          $        .54
                                    =============           =============        =============          ============

 DILUTED                            $         .18           $         .22        $         .47          $        .54
                                    =============           =============        =============          ============

CASH DIVIDENDS PER SHARE            $         .03           $        .027        $         .09          $       .081
                                    =============           =============        =============          ============


<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                     NINE MONTHS ENDED
                                          -----------------------------------

                                          September 26,           September 27,
                                              1998                    1997
                                          ------------           ------------

Cash flows from operating activities:
 Net income                              $     705,390           $    814,627
 Adjustments to reconcile net income
  to net cash provided by
  (used for) operations:
  Depreciation                                 229,219                200,889
  (Gain) loss on sale of property, plant
   and equipment                                (4,389)                 5,408

(Increase) decrease in assets:
 Accounts receivable - trade, net              906,480             (1,839,273)
 Inventories                                    87,522               (505,994)
 Prepaid expenses and other current
  assets                                       (71,268)              (112,750)
 Other assets                                    5,946                (19,075)

Increase (decrease) in liabilities:
 Accounts payable                              290,709              2,333,697
 Income taxes payable                         (486,869)               413,777
 Accrued salaries, commissions and
  bonuses                                      (46,000)                38,050
 Other accrued liabilities                      42,713                 67,112
                                          ------------           ------------

                                             1,659,453              1,396,468
                                          ------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                   (240,214)              (263,924)
 Proceeds from sale of property,
  plant and equipment                           36,078                924,758
                                          ------------           ------------

                                              (204,136)               660,834
                                          ------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                           (1,330,804)            (2,139,166)
 Acquisition of treasury stock                       0                 (6,459)
 Cash dividends                               (134,552)              (119,712)
                                          ------------           ------------

                                            (1,465,356)            (2,265,337)
                                          ------------           ------------

Net (decrease) in cash                         (10,039)              (208,035)
Cash at beginning of period                     26,929                372,687
                                          ------------           ------------

Cash at end of period                     $     16,890           $    164,652
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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 26, 1998 and December 27, 1997, results of operations for the quarters ended September 26, 1998 and September 27, 1997 and the nine months ended September 26, 1998 and September 27, 1997 and cash flows for the nine months ended September 26, 1998 and September 27, 1997. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4
------

Cash paid for interest totaled $40,227 and $62,279 for the quarters ended September 26, 1998 and September 27, 1997 and $140,482 and $177,677 for the nine months ended September 26, 1998 and September 27, 1997, respectively.

Cash paid for income taxes totaled $111,000 and $0 for the quarters ended September 26, 1998 and September 27, 1997 and $910,000 and $73,000 for the nine months ended September 26, 1998 and September 27, 1997, respectively.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

         Sales for the quarter ended September 26, 1998 were $23.6 million or 2.4% lower than sales for the prior year's third quarter of $24.2 million. Sales for the nine months ended September 26, 1998 were $65.9 million or 2.1% higher than sales of $64.5 million for the prior year's first nine months. Sales to multi-unit customers account for the majority of the nine month increase. This increase was partially offset by a reduction in sales caused by the disposition of the manufacturing division in the first and second quarters of 1997 and also a decrease in business related to a reduction in the military installations served under the contract with the Department of Defense in the second and third quarters of 1998.

         The Company's gross profit margin (gross profit as a percentage of net sales) increased from 15.39% in the quarter ended September 27, 1997, to 15.50% for the quarter ended September 26, 1998. The third quarter increase was caused by the decreased business with the Department of Defense which had a lower gross profit margin. The gross profit margin for the nine months decreased from 16.25% in 1997 to 16.01% in 1998. The slight decline is due to the disposition of the manufacturing division, which had a higher markup.

         The Company's selling, general and administrative expenses, expressed as a percentage of net sales, increased from 12.95% for the third quarter of 1997 to 13.47% for the quarter ended September 26, 1998 and increased from 13.95% for the first nine months of 1997 to 14.08% for the nine months ended September 26, 1998. The increase for the nine month period and quarter was a result of the decrease in sales under the Department of Defense contract without a corresponding decrease in selling, general and administrative expense.

         Interest expense for the quarter ended September 26, 1998 decreased to .17% of sales compared to .26% of sales for the third quarter of 1997 and decreased to .21% of sales for the nine months ended September 26, 1998 compared to .28% of sales for the first nine months of 1997. Decreased borrowing levels and lower interest rates were the cause of the decreased expense. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

         Income tax expense was $423,200 for the nine months ended September 26, 1998 compared to $488,800 for the corresponding period of 1997. The decrease in income tax expense relates to decreased earnings, as the effective tax rate was unchanged.

         The Company reported net income of $705,400 or $.47 per share for the first nine months of 1998 compared to net income of $814,600 or $.54 per share in the first nine months of 1997.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of September 26, 1998 and December 27,1997 are set forth below:

                                   September 26,        December 27,
                                       1998                1997
                                   ------------        ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .17                 .27

  Current Assets to Current
     Liabilities                        2.73                2.81

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         16.11               15.23


     The total debt to total debt plus stockholders' equity ratio decreased from .27 on December 27, 1997 to .17 on September 26, 1998 due to the decrease in accounts receivable, the proceeds of which were used to reduce long-term debt.

     The inventory turnover rate increased from 15.23 in 1997 to 16.11 in 1998, as a result of increased sales and management focus on inventory levels, due primarily to warehouse constraints.

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


Capital Resources
-----------------

     The Company's debt financing at September 26, 1998, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at September 26, 1998 was 5.63%. The note is due three years after the annual renewal date, currently July, 2001, subject to annual renewal. As of September 26, 1998, the Company had borrowed $590,440 against this credit line and had $6,909,560 of additional borrowing capacity.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at September 26, 1998 was 8.50%. As of September 26, 1998, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $500,000.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of September 26, 1998, the outstanding balance was $850,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1998.

     While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

Year 2000 Compliance
--------------------

     Many computer systems, programs, components, and other hardware with embedded microcontrollers currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize properly dates beyond 1999 -- the so-called "Year 2000 Problem." The Company relies on its computer systems, applications and devices in operating and monitoring various aspects of its business. The Company also relies, directly and indirectly, on systems of customers, suppliers, and financial institutions. Management has divided this issue into three sections: its own computer systems, its own embedded systems, and the computer systems of third party suppliers.

     With respect to the Company's computer systems, Management believes all critical hardware and third party software to be "Year 2000 Compliant." Approximately 80% of the Company's custom software has been modified with the remaining 20% scheduled to be completed by January 1, 1999. Testing of the computer system has begun and should be completed by March 1999. Management believes its computer systems will be "Year 2000 Compliant" at that time. The Company estimates the total cost of modifying its computers and software to be about $50,000, with about $20,000 having been expensed in the second and third quarters of 1998. The Company has been and expects to continue to fund the costs of Year 2000 compliance through operating cash flows.

     The Company uses several systems containing embedded microcontrollers. Management is in the process of evaluating such systems.

     The Company relies on the computer systems of third party suppliers and customers. While the Company is querying major suppliers and customers regarding their readiness for the Year 2000, Management cannot guarantee the accuracy of the representations. The Company expects to have contacted approximately 50 suppliers and customers by March 1999. The Company purchases its inventory from numerous vendors and believes that the failure of a limited number of suppliers to be Year 2000 Compliant would not materially affect the Company's operations given the number of alternative suppliers. The Company has also considered the possibility of one or more major customers being temporarily unable to meet its financial obligations because of the Year 2000 Problem and believes that existing lines of credit are sufficient to compensate for such potential temporary shortfall in cash flow.

     There are numerous uncertainties relating to addressing Year 2000 issues, including the actual cost and effort of implementing corrective measures, the degree to which outside parties appropriately address their Year 2000 issues, and other factors, some of which are beyond the Company's control, and all of which may cause results to be different from those currently anticipated by the Company. Doughtie's is developing contingency plans to minimize any potential problems.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

           27.  Financial Data Schedule.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 26, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.



                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
November 10, 1998                   By:   Marion S. Whitfield, Jr.
                                       (Signature)
                                        Senior Vice President
                                       (Principal Financial and
                                        Accounting Officer)