Form 10-K
period 1998-12-26
DOUGHTIES FOODS INC
filed 1999-03-26
CIK 29850

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 2O549


(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended    December 26, 1998
                                         ----------------------

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

                                                                -------

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1999 (See Note, Item 5, for explanation of calculation):

                                                          $ 8,383,784
                                                        ----------------


Indicate the number of shares of Common Stock outstanding as of February 26, 1999:

                                                             1,495,023
                                                       -----------------


                   DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I.
-------

ITEM 1.   BUSINESS
------------------

General
-------

         Doughtie's Foods, Inc. (the "Company") was incorporated in Virginia in November 1971 to engage in the sale and distribution of a wide variety of meat and seafood products and other food items. Many of the meat and seafood products sold by the Company were historically manufactured, processed or produced by it, while other food items sold by the Company, such as fruits, vegetables, condiments, and seasonings, have always been purchased by the Company from other sources. Since completion of the sale in February 1997 of certain assets related to the Company' s manufacture of barbecue and chili products and the sale of the deli-meats business in April 1997(see below: Material Transactions), the Company's business has consisted solely of distributing food products to commercial and institutional customers, including supermarkets, restaurants, cafeterias, independent food distributors, schools, hospitals, and other public and private facilities. The Company's marketing area covers the central, northern, and eastern portions of Virginia, as well as Maryland, Washington, DC, portions of North Carolina, and small areas of Delaware. Although the Company is no longer engaged in the manufacture of food products, it continues to distribute its traditional "Doughtie's" label products pursuant to product supply agreements with the respective buyers of the manufacturing business. (See below PART I, ITEM 1, BUSINESS, Products and Services.)

Recent Developments
-------------------

         In January 1999, the Company announced that in response to certain recent inquiries by outside third parties, the Board of Directors of the Company had engaged the investment banking firm of Mann, Armistead & Epperson, Ltd., Richmond, Virginia, for the purpose of attempting to maximize shareholder value, and had directed Mann, Armistead & Epperson, Ltd. to examine the Company's options, including the possible sale of the Company.

         On February 8, 1999, the Company and SYSCO Corporation (SYSCO) signed a Letter of Intent whereby a subsidiary of SYSCO and the Company will merge. Under the Letter of Intent, the stockholders of the Company will receive $17 per share in cash or shares of SYSCO common stock subject to adjustments under certain circumstances. Consummation of the merger is subject to, among other things, negotiation of a definitive Merger Agreement and approval by the Company's shareholders.

Material Transactions
---------------------

         In February 1997, the Company sold the assets of its manufacturing division's barbecue and chili business for approximately $840,000 in cash. Barbecue and chili sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $50,000.

         In April 1997, the Company sold the assets of its manufacturing division's deli meats business for approximately $486,000. The terms of the sale were a $286,000 cash down payment with the $200,000 balance in the form of secured note. Deli meat sales accounted for less than 5% of consolidated 1996 sales volume. The net pretax gain on the sale was approximately $140,000. Upon completion of the sales in February and April of 1997, the Company ceased its manufacturing operations.

         In September 1995, the Company sold substantially all of the assets of its Home Food Service operation (the "Home Food Service") to Value Added Food Services, Inc., a Maryland corporation ("VAFS"), and ceased operations in the consumer portion of its business due to unprofitability. Vernon W. Mules, Chairman of the Board of the Company, and his wife are the principal stockholders of VAFS. All finance receivables, inventory, delivery equipment, processing equipment and office equipment were sold. The total sale price was $1,154,000 with a $115,000 cash down payment and the balance of $1,039,000 in the form of a secured note, which was paid in full in November 1996. The assets were sold primarily at net book value, except for finance receivables, which were discounted by ten percent. The net pretax loss on the sale, including abandoned assets and other write-offs, was approximately $96,000.

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

Products and Services
---------------------

         The Company maintains distribution centers in Portsmouth and Norfolk, Virginia, from which it handles the Company's commercial and institutional food sales. The Company offers to its customers a broad range of food items including meat products, frozen, refrigerated, canned, and dry items in the seafood, fruit, vegetable, and other lines. Most items needed by such customers for the operation of their business are offered by the Company, including eggs, produce, staples such as flour and sugar, restaurant supplies, and a limited amount of cooking and processing equipment. Availability of such items is generally good.

         The Company has no material long-term contract with respect to the supply of any of such items, except (i) pursuant to the Product Supply Agreement dated as of February 28, 1997, between the Company and The Smithfield Ham and Products Company, Incorporated ("Smithfield"), the Company agreed to purchase from Smithfield its requirements of barbecue and chili products for a period of five years and (ii) pursuant to the Product Supply Agreement dated as of April 14, 1997, between the Company and Coddle Roasted Meats, Inc. ("Coddle"), the Company agreed to purchase from Coddle's its requirements of delicatessen-style meat products for a period of five years. Many of these products are packaged and marketed under the registered trade name and service mark "Doughtie's." Registration covering this mark remains in force twenty years from the date of registration and may be renewed for periods of twenty years.

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

         Prior to the sale of the manufacturing division, the Portsmouth facility was also involved in the manufacture of pork and beef barbecue, hot dog sauce, meat loaf, chili and other cooked meat products. The Company's subsidiary, TWB, also manufactured and sold a line of specialty gourmet food products until that portion of the business was sold in September 1996. (See above PART I, Item 1, BUSINESS, Material Transactions.)

Customers
---------

         During 1998, 1997 and 1996, the Company recorded sales under a contract with the Department of Defense aggregating approximately 13.2%, 15.8% and 11.5%, respectively, of net sales. The current contract with the Department of Defense expires in February 2000. The Company had receivables from one of its commercial customers representing 12.5% and 13.1% of trade accounts receivable at December 26, 1998 and December 27, 1997, respectively.

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

Employees
---------

         As of December 26, 1998, the Company had approximately 211 employees. Approximately 33 of these employees working at the Company's Portsmouth and Norfolk facilities are members of the Bakery, Confectionery and Tobacco Workers' International Union, AFL-CIO, under a contract which expires in November, 2001.


Executive Officers
------------------

         STEVEN C. HOUFEK, 50, is the Company's President and Chief Executive Officer. Mr. Houfek has been President of the Company since August 1992 and was named Chief Executive Officer in May 1994. Prior to May 1992, Mr. Houfek held various management positions with the Company, including Executive Vice President from May 1987 to August 1992.

         VERNON W. MULES, 69, is Chairman of the Board of Directors of the Company. Prior to May 1994, Mr. Mules served as the Company's Chief Executive Officer.

         MARION S. WHITFIELD, JR., 53, has served as Senior Vice President of the Company since May 1987. He served as Vice President of the Company from May 1983 until May 1987.

         MICHAEL S. LAROCK, 35, joined the Company in November 1994 and has served as the Company's Treasurer and Secretary since that time. Prior to November 1994, Mr. LaRock was an accountant with Price Waterhouse LLP in Norfolk, Virginia.

         THOMAS G. BROWN, 55, has served as Vice President - Purchasing since February 1994. Prior to that time, he was Director of Purchasing.

         WILLIAM E. MOODY, JR., 49, has been Vice President - Sales since February 1994. Prior to that time, he was Sales Manager.

         JERRY D. NIXON, 42, was elected Vice President - Government Contract Operations, in February 1996. Mr. Nixon served as Vice President - Operations from February 1994 until February 1996. Prior to that time, Mr. Nixon was Operations Manager.

         WILLIAM G. RATLIFF, 43, was elected Vice President - Operations in February 1996. Since joining the Company in October 1994, Mr. Ratliff served as Project Manager. Prior to October 1994, Mr. Ratliff was a United States Navy Supply Corps Officer.

         ROBERT F. HORTON, 31, was elected Vice President - Business Development in February 1996. Mr. Horton served as a district sales manager since October 1995. Prior to that time, he was Program Accounts Manager.

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

         (d) The Company leases approximately 36,800 square feet of freezer, cooler, warehouse and office space in a warehouse building in Norfolk, Virginia, under a lease which calls for monthly rental payments of $20,000. This lease expires in February 2000.

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

     None.

PART II.
--------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
-----------------------------------------------------------

Market and Price Information
----------------------------

         The Company's common stock, $1.00 par value (the "Common Stock"), is traded on the Nasdaq Stock Market. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated, as reported by the Dow Jones Historical Stock Quote Reporter Service and Nasdaq. These amounts have been adjusted retroactively to reflect the 50% stock split paid on January 12, 1998, to stockholders of record on December 12, 1997.

                             First Quarter     Second Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1997          3.583    2.667    3.667    2.500
               1998          8.750    6.125    8.500    7.125

                             Third Quarter     Fourth Quarter
                             --------------    --------------
                             High      Low     High      Low
                             -----    -----    -----    -----

               1997          5.083    3.583    7.500    4.500
               1998          7.875    4.875    8.250    6.000


         The foregoing quotations of high and low bid prices, as adjusted, represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported.

Number of Stockholders
----------------------

         As of February 26, 1999, there were 232 record holders of the Common Stock.

Dividends
---------

         The cash dividends declared per common share by quarter for the two most recent fiscal years are summarized below. These amounts have been adjusted retroactively to reflect the 50% stock split paid on January 12, 1998, to stockholders of record on December 12, 1997.

                                    1998              1997
                                  ------            ------

         First Quarter            $ .03             $ .027
         Second Quarter             .03               .027
         Third Quarter              .03               .027
         Fourth Quarter             .03               .026
                                  ------            ------
                  Total           $ .12             $ .107
                                  ------            ------
                                  ------            ------


         Management presently expects to continue declaring quarterly cash dividends if it proves possible to do so and if the merger with a subsidiary of SYSCO is not consummated (PART I, ITEM 1, Recent Developments).

NOTE: The aggregate market value of voting stock held by 216 non-affiliates of the registrant as of February 26, 1999, shown on the cover page was calculated as follows: The number of shares beneficially owned by the officers and directors of the Company as a group or by members of the Doughtie family was subtracted from 1,495,023, the total number of shares outstanding on that date. The resulting figure was then multiplied by $ 14.50, the average of the bid and asked prices of the Company's stock in the Nasdaq SmallCap Market on that date. The foregoing calculation should not be deemed an admission that any of the officers and directors of the Company or any of the members of the Doughtie family are "affiliates."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                         1998           1997           1996           1995           1994
Net sales            $ 87,194,488   $ 85,233,420   $ 80,632,688   $ 76,585,835   $ 73,368,742


Net income (loss)    $  1,196,657   $    947,498   $    927,820   $ (1,212,284)  $    364,073

Weighted average
 number of shares
 outstanding:
   Basic                1,495,023      1,496,085      1,500,468      1,511,652      1,516,845
   Diluted              1,496,298      1,496,085      1,500,468      1,511,652      1,516,845


Net earnings (loss)
 per share:
   Basic             $        .80   $        .63   $        .62   $       (.80)  $        .24
   Diluted           $        .80   $        .63   $        .62   $       (.80)  $        .24

Cash dividends per
 share               $        .12   $        .11   $        .11   $        .11   $        .11

Total assets         $ 15,222,817   $ 16,444,817   $ 15,932,286   $ 16,086,077   $ 16,797,863

Long-term debt, less
 current portion     $    683,334   $  2,737,910   $  5,065,000   $  6,688,334   $  5,031,667

Total stockholders'
 equity              $  9,853,617   $  8,836,363   $  8,054,907   $  7,303,060   $  8,700,431

Stockholders' equity
 per share           $       6.59   $       5.91   $       5.38   $       4.86   $       5.75


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------


Results of Operations
---------------------

     Net sales of the Company increased 2.3% in 1998. For the 1998 fiscal year, the Company reported net sales of $87.2 million compared to net sales of $85.2 million in 1997. Sales under a contract with the United States Department of Defense decreased from $13.5 million in 1997 to $11.5 million in 1998, which represented 15.8% and 13.2% of the Company's consolidated revenue, respectively. The volume increases from multi-unit accounts more than offset the reduction in sales to the Department of Defense. There were no significant price changes in 1998.

     Net sales of the Company increased 5.7% in 1997. For the 1997 fiscal year, the Company reported net sales of $85.2 million compared to net sales of $80.6 million in 1996. Sales under a contract with the United States Department of Defense increased from $9.3 million in 1996 to $13.5 million in 1997, which represented 11.5% and 15.8% of the Company's consolidated revenue, respectively. Additional volume increases resulted from new multi-unit accounts obtained during the third quarter. These increases were offset by a reduction in sales caused by the sales of the Company's manufacturing operations. Manufacturing operations represented less than 2% and 8% of sales in 1997 and 1996, respectively.

     The Company's gross profit margin (gross profit as a percentage of net sales) decreased slightly from 16.5% in 1997 to 16.2% in 1998. The decline is due to the 1997 disposition of the manufacturing division, which had a higher markup. The Company's gross profit margin increased from 16.3% in 1996 to 16.5% in 1997.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased to 13.8% in 1998 from 14.5% in 1997. The Company's selling, general and administrative expenses, expressed as a percentage of net sales, decreased slightly to 14.5% in 1997 from 14.8% in 1996.

     During 1997, the Company experienced an increase in accounts past due greater than 60 days from approximately 10.6% to 20.8% of accounts receivable and an increase in accounts written off which led to an increase of $468,000 in bad debt expense for 1997 as compared to 1996 and an increase in the allowance for doubtful accounts at December 27, 1997. Management attributed the increase in past due accounts to inadequate collection efforts and financial difficulties experienced by several customers. Management made administrative changes to address the collection issue, including appointment of a new credit manager in March 1998. During 1998, the Company's collections have improved and accounts past due greater than 60 days have decreased to 15.2%. In addition, accounts written off have decreased from $387,000 in 1997 to $149,000 in 1998. As a result of improved customer credit quality during the fourth quarter of 1998, including collection of amounts previously considered doubtful, the allowance for doubtful accounts was reduced to $360,000 as compared to $628,000 at December 27, 1997 and bad debt expense for the year ended December 26, 1998 decreased $790,000, as compared to 1997.

     The decline in selling, general and administrative expense as a percentage of sales in both 1998 and 1997 also reflects the increase in sales without a corresponding increase in expenses.

     Interest expense was $162,000 in 1998 compared to $242,000 in 1997 and $469,000 in 1996. Decreased average borrowing levels and lower average interest rates were the cause of the lower expense in 1998 and 1997. As the interest on the Company's debt is both London Interbank Offered Rate (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $747,000 for 1998 compared to expense of $566,000 in 1997 and income tax benefit of $202,000 for 1996. During the fiscal year ended December 28, 1996, the Company eliminated the valuation allowance related to the net operating losses of a subsidiary as a result of utilization of the net operating loss carryforward becoming more likely than not.

     During 1994 and 1995,  the Company  owned 70% of TWB  Gourmet  Foods,  Inc.
(TWB). TWB was not included in the Company's consolidated returns for 1994 and 1995, and the realization of the net operating loss (NOL) carryforward of TWB was not considered to be a likely occurrence. On August 28, 1996, the Company acquired the remaining 30% of TWB's stock and simultaneously merged Dutterer's of Manchester, its wholly-owned subsidiary, into TWB. TWB, as the wholly-owned surviving entity of the merger, was included in the Company's 1996 consolidated tax return.

     As a result of the transaction and inclusion of TWB in the Company's consolidated tax return during 1996, the Company utilized approximately $600,000 of the TWB net operating loss (NOL). Accordingly, management concluded that it was now "more likely than not" that the remaining net operating loss would be utilized and did not provide a reserve for the balance of the deferred tax asset. In 1997, the Company utilized an additional $284,000 of the TWB NOL carryforward. The remaining $248,000 was utilized in 1998.

     The Company reported net income of $1,197,000 or $0.80 per share in 1998 compared to $947,000 or $0.63 per share for 1997 and $928,000 or $0.62 per share for 1996.

Effects of Inflation
--------------------

     Over the past three years, the effects of inflation on the Company's operations have been negligible, averaging less than 4% per year.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these indicators are set forth below as of the close of the past three fiscal years:


                                    1998           1997          1996
                                    ----           ----          ----

Total debt to total debt plus
 stockholders' equity                .11            .27           .41

Current assets to current
 liabilities                        2.68           2.81          4.36

Inventory turnover
 (cost of goods sold
 to ending inventory)              15.79          15.23         15.00

      The decrease in total debt to total debt plus stockholders' equity from 1996 to 1997 relates to the sales of the manufacturing operations, the proceeds of which were used to reduce long-term debt. The decrease from .27 at December 27, 1997 to .11 at December 26, 1998 was due to improved financial results and decreased accounts receivable, which enabled the Company to continue to reduce its long-term debt.

      The ratio of current assets to current liabilities from 1997 to 1998 remained relatively unchanged. The decrease in current assets to current liabilities in 1997 was a result of an increase in accounts payable due to changes in terms with vendors.

     The inventory turnover rate increased from 15.00 in 1996 to 15.23 in 1997 and 15.79 in 1998, as a result of increased sales and management focus on inventory levels, due primarily to warehouse constraints.

     The Company supplements its cash requirements by borrowing against existing credit lines. As of December 26, 1998, and February 27, 1999, the Company had borrowing capacity under its credit line of $6,400,000 and $6,100,000, respectively.

Capital Resources
-----------------

     The Company's debt financing at December 26, 1998, consisted of the following:

1. A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at December 26, 1998 was 5.63%. The note is due three years after the annual renewal date, currently July, 2001, subject to annual renewal. As of December 26, 1998, the Company had no borrowings against this credit line.

2. A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. As of December 26, 1998, the outstanding balance was $467,000.

3. A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000 plus interest through January 1, 2001. As of December 26, 1998, the outstanding balance was $750,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1999. The current contract expires in February 2000. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Actual sales volume for fiscal 1998 was $11.5 million.

     The loan agreements associated with the Company's long-term debt financing contain restrictive covenants including a minimum amount of tangible net worth, a minimum working capital ratio and a maximum debt to equity ratio. All requirements were met for 1998 and 1997.

     While the Company does not anticipate any other material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

Year 2000 Compliance
---------------------

     Many computer systems, programs, components, and other hardware with embedded microcontrollers currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize properly dates beyond 1999 -- the so-called "Year 2000 Problem." The Company relies on its computer systems, applications and devices in operating and monitoring various aspects of its business. The Company also relies, directly and indirectly, on systems of customers, suppliers, and financial institutions. Management has divided this issue into three sections: its own computer systems, its own embedded systems, and the computer systems of third party suppliers and customers.

     With respect to the Company's computer systems, Management believes all critical hardware and third party software to be "Year 2000 Compliant." The Company's custom software has been modified. Testing of the computer system began in 1998 and should be completed by March 31, 1999. Management believes its computer systems will be "Year 2000 Compliant" at that time. The Company estimates the total cost of modifying its computers and software to be about $50,000, with about $30,000 having been expensed in 1998. The Company has been funding and expects to continue to fund the costs of Year 2000 compliance through operating cash flows.

     The Company uses several time-sensitive non-computer systems. The Company has completed an inventory of these systems and related components. Based upon information received from suppliers, Management believes that all significant non-computer equipment is compliant. The Company is accepting no new equipment of any type that does not meet standards of compliance for the Year 2000.

     The Company relies on the computer systems of third party suppliers and customers. While the Company is querying major suppliers and customers regarding their readiness for the Year 2000, Management cannot guarantee the accuracy of the representations. The Company expects to have contacted all of its significant suppliers and customers by March 31, 1999, and will summarize and review the responses and follow up with suppliers' and customers' assessments. The Company purchases its inventory from numerous vendors and believes that the failure of a limited number of suppliers to be Year 2000 Compliant would not materially affect the Company's operations given the number of alternative suppliers. The Company has also considered the possibility of one or more major customers being temporarily unable to meet its financial obligations because of the Year 2000 Problem and believes that the Company's existing lines of credit are sufficient to compensate for such potential temporary shortfall in cash flow.

     There are numerous uncertainties relating to addressing Year 2000 issues, including the actual cost and effort of implementing corrective measures, the degree to which outside parties appropriately address their Year 2000 issues, and other factors, some of which are beyond the Company's control, and all of which may cause results to be different from those currently anticipated by the Company. Doughtie's has developed contingency plans to cover minor failure due to supplier or customer problems. Management believes that the internal systems will work properly due to the extensive analysis and testing that has been completed. Testing of internal systems has indicated only minor problems, which appear to be cosmetic only and are expected to be corrected before March 31, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not conducted transactions, established commitments, or entered into relationships requiring disclosure beyond those provided elsewhere in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                           Page
                                                                           ----
Financial Statements

   Report of Independent Accountants
   Consolidated Balance Sheets at December 26, 1998 and
     December 27, 1997
   Consolidated Statements of Income for the three years ended
     December 26, 1998
   Consolidated Statements of Stockholders' Equity for the three years ended December 26, 1998
   Consolidated Statements of Cash Flows for the three years ended
     December 26, 1998
   Notes to Consolidated Financial Statements

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Doughtie's Foods, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Doughtie's Foods, Inc. and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Virginia Beach, Virginia
February 10, 1999


DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------
                                                      December 26, December 27,
                                                         1998         1997
               ASSETS

Current assets:
   Cash and cash equivalents                          $    16,706  $    26,929
   Accounts receivable, net                             7,651,940    8,566,995
   Inventories                                          4,625,780    4,669,291
   Deferred income taxes                                  175,179      372,220
   Prepaid expenses and other current assets              109,042       68,166
                                                      -----------  -----------

     Total current assets                              12,578,647   13,703,601
                                                      -----------  -----------

Property, plant and equipment - at cost:
   Land                                                   280,827      280,827
   Buildings                                            3,608,055    3,608,055
   Delivery equipment                                     251,980      169,195
   Plant and refrigeration equipment                    1,648,195    1,590,626
   Office equipment                                       505,698      491,078
                                                      -----------  -----------
                                                        6,294,755    6,139,781
   Less - accumulated depreciation                      3,762,874    3,513,216
                                                      -----------  -----------

                                                        2,531,881    2,626,565
                                                      -----------  -----------

Other assets                                              112,289      114,651
                                                      -----------  -----------
                                                      $15,222,817  $16,444,817
                                                      -----------  -----------
                                                      -----------  -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                  $   533,333  $   533,333
   Accounts payable                                     3,375,081    3,198,641
   Income taxes payable                                   468,061      891,657
   Accrued salaries, commissions and bonuses              259,873      182,965
   Other accrued liabilities                               49,518       63,948
                                                      -----------  -----------

     Total current liabilities                          4,685,866    4,870,544

Long-term debt - less current portion                     683,334    2,737,910
                                                      -----------  -----------

     Total liabilities                                  5,369,200    7,608,454
                                                      -----------  -----------

Stockholders' equity:
   Common stock - $1 par value; authorized 4,000,000 shares at December 26, 1998 and 2,000,000 at December 27, 1997; issued and outstanding 1,495,023 shares
     at December 26, 1998 and December 27, 1997         1,495,023    1,495,023
   Additional paid-in capital                           2,807,037    2,807,037
   Retained earnings                                    5,551,557    4,534,303
                                                      -----------  -----------

     Total stockholders' equity                         9,853,617    8,836,363
                                                      -----------  -----------

                                                      $15,222,817  $16,444,817
                                                      -----------  -----------
                                                      -----------  -----------

Commitments (Note 8)

                See notes to consolidated financial statements.


DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------
                                         Year   ended   Year  ended  Year  ended
                                        December 26, December 27, December 28,
                                           1998          1997          1996
Net sales                               $ 87,194,488  $ 85,233,420  $ 80,632,688
Cost of sales                             73,043,280    71,133,101    67,481,372
                                        ------------  ------------  ------------

Gross profit                              14,151,208    14,100,319    13,151,316
                                        ------------  ------------  ------------

Selling, general and administrative
  expenses                                12,045,931    12,344,934    11,956,604
Interest expense                             162,087       241,696       468,652
                                        ------------  ------------  ------------

                                          12,208,018    12,586,630    12,425,256
                                        ------------  ------------  ------------

Income before income taxes                 1,943,190     1,513,689       726,060
Income tax expense (benefit)                 746,533       566,191      (201,760)
                                        ------------  ------------  ------------

Net income                              $  1,196,657  $    947,498  $    927,820
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------


Earnings per share:
  Basic                                 $        .80  $        .63  $        .62
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

  Diluted                               $        .80  $        .63  $        .62
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------


Weighted average shares
  outstanding - basic                      1,495,023     1,496,085     1,500,468

Dilutive effect of stock options               1,275             -             -
                                        ------------  ------------  ------------

Weighted average shares outstanding -
  including dilutive potential shares      1,496,298     1,496,085     1,500,468
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

                See notes to consolidated financial statements.

DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
                                            Additional
                                 Common       Paid-in     Retained
                                  Stock       Capital     Earnings      Total

Balances at December 30, 1995  $ 1,503,791  $ 2,820,629  $ 2,978,640  $ 7,303,060

Cash dividends ($.11 per share)          -            -     (160,072)    (160,072)

Net income for the year ended
 December 28, 1996                       -            -      927,820      927,820

Acquisition of treasury stock,
  at cost - 6,713 shares            (6,713)      (9,188)           -      (15,901)
                               -----------  -----------  -----------  -----------

Balances at December 28, 1996    1,497,078    2,811,441    3,746,388    8,054,907

Cash dividends ($.11 per share)          -            -     (159,583)    (159,583)

Net income for the year ended
  December 27, 1997                      -            -      947,498      947,498

Acquisition of treasury stock,
  at cost - 2,055 shares            (2,055)      (4,404)           -       (6,459)
                               -----------  -----------  -----------  -----------

Balances at December 27, 1997    1,495,023    2,807,037    4,534,303    8,836,363

Cash dividends ($.12 per share)          -            -     (179,403)    (179,403)

Net income for the year ended
 December 26, 1998                       -            -    1,196,657    1,196,657
                               -----------  -----------   ----------  -----------

Balances at December 26, 1998  $ 1,495,023  $ 2,807,037  $ 5,551,557  $ 9,853,617
                               -----------  -----------  -----------  -----------
                               -----------  -----------  -----------  -----------

                See notes to consolidated financial statements.

DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------

                                           Year ended   Year ended   Year ended
                                           December 26, December 27, December 28,
                                              1998         1997         1996
Cash flows from operating activities:
   Net income                              $ 1,196,657  $  947,498   $  927,820
   Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation                              309,097     274,686      469,445
     Deferred income taxes                     197,041      14,051     (242,863)
     Provision for doubtful accounts          (120,000)    674,000      206,413
     Loss (gain) on sale of property,
       plant and equipment                      (2,264)      5,932      (99,129)
   (Increase) decrease in assets:
     Accounts receivable                     1,035,055  (2,316,339)  (1,369,210)
     Inventories                                43,511    (171,592)     351,405
     Prepaid expenses and other current
       assets                                  (40,876)     22,876      155,637
     Other assets                                2,362     (23,094)     741,612
   Increase (decrease) in liabilities:
     Accounts payable                          176,440   1,567,527       84,007
     Income taxes payable                     (423,596)    444,882      446,775
     Accrued salaries, commissions and
       bonuses                                  76,908      42,348       63,911
     Accrued employee group insurance                -           -     (174,026)
     Other accrued liabilities                 (14,430)      3,408      (53,040)
                                           ----------- -----------  -----------

                                             2,435,905   1,486,183    1,508,757
                                           ----------- -----------  -----------

Cash flows from investing activities:
   Additions to property, plant and
     equipment                                (246,102)   (266,544)    (250,782)
   Proceeds from sale of property, plant
     and equipment                              33,953     927,735          700
                                           ----------- -----------  -----------

                                              (212,149)    661,191     (250,082)
                                           ----------- -----------  -----------

Cash flows from financing activities:
   Long-term borrowings                              -           -    2,150,000
   Reductions of long-term debt             (2,054,576) (2,327,090)  (3,373,334)
   Cash dividends                             (179,403)   (159,583)    (160,072)
   Acquisition of treasury stock                     -      (6,459)     (15,901)
                                           ----------- -----------  -----------

                                            (2,233,979) (2,493,132)  (1,399,307)
                                           ----------- -----------  -----------

Net decrease in cash and cash equivalents      (10,223)   (345,758)    (140,632)
Cash and cash equivalents at beginning
  of year                                       26,929     372,687      513,319
                                           ----------- -----------  -----------

Cash and cash equivalents at end of year   $    16,706 $    26,929  $   372,687
                                           ----------- -----------  -----------
                                           ----------- -----------  -----------

                See notes to consolidated financial statements.

DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Principles of consolidation - The consolidated financial statements include the accounts of Doughtie's Foods, Inc. (the Company) and its wholly-owned subsidiary in 1998 and 1997 (and its majority-owned and wholly-owned subsidiaries in 1996). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated group operates in one segment and is engaged in the processing, manufacturing (1997 and 1996 only) and wholesaling of a broad line of meat products and other food items.

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

Cash equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts - The Company and its subsidiaries maintain allowances for doubtful accounts based on an analysis of previous loss experience and current conditions.

Inventories - Inventories, consisting principally of raw materials and finished food products, are stated at the lower of last-in, first-out (LIFO) cost, or market value.

Property, plant and equipment - Property, plant and equipment are stated at cost. Accelerated methods are used to provide for depreciation on all assets other than buildings. The straight-line method is used for buildings.

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

The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains and losses thereon are included in income.

Accounts payable - At December 26, 1998 and December 27, 1997, approximately $1,247,000 and $1,414,000, respectively, of outstanding checks are included in accounts payable.

Fair value of financial instruments - The carrying value of financial instruments including cash and cash equivalents, net accounts receivable, accounts payable, accrued liabilities and long-term debt approximated fair value at December 26, 1998 and December 27, 1997.

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

Earnings per share - Earnings per share (EPS) are based on the weighted average number of shares outstanding. The Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share" during 1997. The statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. For the Company, there is no difference between the calculation of basic and primary EPS. The Company had no potentially dilutive securities at December 27, 1997 or December 28, 1996. At December 26, 1998, diluted earnings per share includes the dilutive effect of the stock options issued in 1998.

Stock split - On November 25, 1997, the Board of Directors declared a 50% stock split payable on January 12, 1998, to stockholders of record on December 12, 1997. All references in the consolidated financial statements referring to shares, share prices and per share amounts have been adjusted retroactively for the 50% stock split.

Concentrations of credit risk and significant customers - One of the Company's commercial customers represents 12.5% and 13.1% of trade accounts receivable at December 26, 1998 and December 27, 1997, respectively. During 1998, 1997 and 1996, the Company had sales under a contract with the United States Department of Defense which aggregated approximately 13.2%, 15.8% and 11.5%, respectively, of net sales. This contract expires in February 2000.

New accounting standard - In June 1998, the Financial Accounting Standards Board issued FAS No. 133, ACCOUNTING FOR DERIIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not currently applicable to the Company, since the Company does not have any derivative instruments and is not involved in hedging activities.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts as follows:

                                     December 26,   December 27,
                                        1998           1997

Trade accounts receivable            $8,011,565      $9,195,367
Allowances for doubtful accounts       (359,625)       (628,372)
                                     ----------      ----------
                                     $7,651,940      $8,566,995
                                     ----------      ----------
                                     ----------      ----------

Earnings for the year and the quarter ended December 26, 1998 include a $180,000 increase to income after income taxes or $.12 per basic and diluted share related to improved customer credit quality during the fourth quarter of 1998, including collection of certain accounts previously considered doubtful.

Note 3 - Inventories

Inventories used in determining cost of sales are as follows:

                                                          Raw       Finished
                                             Total     materials    products

December 30, 1995                          $4,849,104  $1,163,240   $3,685,864
December 28, 1996                          $4,497,699  $  549,161   $3,948,538
December 27, 1997                          $4,669,291           -   $4,669,291
December 26, 1998                          $4,625,780           -   $4,625,780



The differences between first-in, first-out (FIFO) and LIFO inventory values are as follows:

                      December 26, December 27, December 28, December 30,
                         1998         1997         1996         1995

FIFO cost             $5,342,882   $5,419,163   $5,517,080   $5,680,063
LIFO reserves           (717,102)    (749,872)  (1,019,381)    (830,959)
                      -----------  ----------   ----------   ----------

LIFO cost             $4,625,780   $4,669,291   $4,497,699   $4,849,104
                      ----------   ----------   ----------   ----------
                      ----------   ----------   ----------   ----------

The $32,770 change in LIFO reserves in 1998 increased net income and basic and diluted earnings per share by approximately $20,200 and $.01, respectively. The $269,509 change in LIFO reserves in 1997 increased net income and basic and diluted earnings per share by approximately $166,000 and $.11, respectively. The $188,422 change in LIFO reserves in 1996 decreased net income and basic and diluted earnings per share by approximately $121,000 and $.08, respectively.

Note 4 - Long-term Debt

Long-term debt consists of the following:

                                                       December 26, December 27,
                                                          1998         1997

Long-term revolving bank note                          $        -   $1,521,243
Bank term loan                                            750,000    1,150,000
Industrial Revenue Bond                                   466,667      600,000
                                                       ----------   ----------

                                                        1,216,667    3,271,243
Less - current portion                                    533,333      533,333
                                                       ----------   ----------

Long-term debt - less current portion                  $  683,334   $2,737,910
                                                       ----------   ----------
                                                       ----------   ----------

Principal payments are due as follows: 1999 - $533,333, 2000 - $483,333, and 2001 - $200,001.

The Company has a $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at December 26, 1998 was 5.63%. The note is due three years after the annual renewal date, currently July 2001, subject to annual renewal. The amount available under this line is limited to the sum of 85% of qualifying accounts and notes receivable and 20% of qualifying inventory on hand. The Company had $6,400,000 of borrowing capacity available on this credit line at December 26, 1998.

The Company has a bank term loan at LIBOR plus 1.50%. The loan is payable in quarterly installments of $100,000 plus interest through January 1, 2001.

The Company has a $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding its plant and office facilities in Portsmouth, Virginia, at an interest rate of 91.5% of prime. The prime rate at December 26, 1998, was 7.75%. The bond is payable in monthly installments of $11,111 plus interest through July 1, 2001 with a final payment of the outstanding balance due on July 1, 2001.

Cash paid for interest totaled  $162,087,  $241,696,  and $468,652 in 1998, 1997 and 1996, respectively.

Each of the three loans is collateralized by all accounts and notes receivable, inventories, contract rights and property, plant and equipment of the consolidated group. These loan agreements contain restrictive covenants including a minimum amount of tangible net worth, a minimum working capital ratio, and a maximum debt to equity ratio. All requirements were met for 1998.

Note 5 - Retirement Plans

The Company has a retirement savings and 401(k) plan which covers substantially all full-time employees except those covered by a collective bargaining agreement. The Company makes contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of their total compensation. In addition to the matched contribution, participants may make additional unmatched contributions of up to 9% of their compensation. The Company may also make discretionary contributions to the plan. Contributions to the retirement savings and 401(k) plan for 1998, 1997 and 1996 were $75,765, $79,955 and $91,517, respectively.

Note 6 - Income Taxes

The provision for income taxes is based on taxes currently payable and the changes in deferred tax assets and liabilities.

The components of income tax expense (benefit) are as follows:

                                 1998         1997         1996

Current federal               $ 498,949    $ 459,623    $  52,109
Current state                    50,543       92,517      (11,006)
Deferred federal                163,591        2,386     (201,635)
Deferred state                   33,450       11,665      (41,228)
                              ---------    ---------    ---------

                              $ 746,533    $ 566,191    $(201,760)
                              ---------    ---------    ---------
                              ---------    ---------    ---------

The effective income tax rates vary from the statutory U.S. federal income tax rate as follows:

                               1998               1997                1996
                         ----------------   ----------------   -----------------
                                  Percent            Percent             Percent
                                   of                 of                   of
                         Dollar   pretax    Dollar   pretax    Dollar     pretax
                         amount   income    amount   income    amount     income
                         ------   ------    ------   ------    ------    -------
Federal income taxes
  computed at statutory
  rates                 $660,685   34.0%   $514,654   34.0%  $ 246,860     34.0%

State income taxes, net
  of federal income tax
  benefit                 60,444    3.1      64,937    4.3      31,148      4.3

Fuel tax credit          (15,278)  (0.8)    (15,278)  (1.0)    (15,278)    (2.1)

Nondeductible merger
  expenses                25,996    1.3           -      -           -        -

Recognition of
  subsidiary operating
  loss                         -      -           -      -    (467,954)   (64.5)

Other                     14,686    0.8       1,878    0.1       3,464      0.5
                        --------   -----   --------   -----  ----------  --------
                        $746,533   38.4%   $566,191   37.4%  $(201,760)   (27.8)%
                        --------   -----   --------   -----  ----------  --------
                        --------   -----   --------   -----  ----------  --------

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              December 26, December 27,
                                                  1998        1997

Simplified LIFO differences                    $  54,916    $ 57,425
Capitalized inventory cost                        25,836      24,687
Allowances for doubtful accounts                 137,700     240,604
Net operating loss of subsidiary                       -      94,996
                                               ---------    --------

Gross deferred tax asset                         218,452     417,712
Involuntary conversion                           (43,273)    (45,492)
                                               ---------    --------

Net deferred tax asset                         $ 175,179    $372,220
                                               ---------    --------
                                               ---------    --------

Cash paid (refunded) for income taxes totaled $973,088, $73,037 and $(185,033) in 1998, 1997 and 1996, respectively.

Note 7 - Stock Incentive Plan

In 1998, the Company adopted a Stock Incentive Plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by FAS No. 123, "Accounting for Stock-Based Compensation," to disclose pro forma information regarding net income and earnings per share as if the Company had adopted FAS No. 123.

Under the Company's Stock Incentive Plan, selected employees of the Company and certain directors may be granted options to purchase common stock. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant of such options, and the options must be exercised within ten years. A maximum of 112,500 shares of common stock may be granted under this plan. The options vest immediately upon a change of ownership (Note 10) or one-half at the grant date and the remaining balance over a two year period.

During 1998, the Company issued 40,500 options to certain employees and 1,600 options to certain directors at a weighted average exercise price of $6.54. The range of exercise prices for options issued during 1998 was $6.50 - $7.50. At December 26, 1998, all options were outstanding and 21,050 of the options were vested at a weighted-average exercise price of $6.54.

The fair value of each stock option granted in fiscal 1998 was estimated using the Black-Scholes option model with the following weighted average assumptions: dividend yield of 1.83%, expected volatility of 53.83%, weighted average risk-free interest rate of 4.30% and an expected life of one and one half years. The weighted average fair value of options granted in fiscal 1998 is $1.73. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the requirements of SFAS No. 123, the Company's pro forma net income would have decreased by $34,000 or $.02 per basic and diluted share for the year ended December 26, 1998. No options were granted in prior years.

Note 8 - Operating Leases

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

                                     Trucks
                                       and
                                    Trailers

           1999                    $  527,724
           2000                       527,724
           2001                       527,724
           2002                       527,724
           2003                       263,862
                                   ----------
                                   $2,374,758
                                   ----------
                                   ----------

Total rent expense charged to consolidated operations in 1998, 1997, and 1996 was $1,251,975, $1,182,909 and $1,043,642, respectively. Rental expense in 1998,
1997 and 1996 included contingent rentals of approximately $437,489, $380,681 and $396,191, respectively.

Note 9 - Sale of Assets

On August 28, 1996, the Company merged its Dutterer's of Manchester Corporation subsidiary into TWB Gourmet Foods, Inc. in order to streamline operations. Simultaneously, the Company acquired the remaining 30% interest in TWB from the minority stockholder.

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

Note 10 - Subsequent Event

On February 8, 1999, the Company and SYSCO Corporation (SYSCO) signed a Letter of Intent whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Letter of Intent, the stockholders of the Company will receive $17.00 per share in cash or shares of SYSCO common stock subject to adjustment under certain circumstances. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised as of the closing of the Merger. Consummation of the Merger is subject to, among other things, negotiation of a definitive Merger Agreement and approval by the Company's stockholders.

Note 11 - Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations by quarters:

                                                                      Basic and
                                                                        Diluted
                                               Gross         Net       Earnings
   Quarter                      Net Sales      Profit      Income     Per Share

1998
   First                       $19,308,576  $ 3,250,598  $  180,711   $    .12
   Second                       22,987,483    3,638,347     252,685        .17
   Third                        23,596,821    3,657,243     271,994        .18
   Fourth                       21,301,608    3,605,020     491,267        .33
                               -----------  -----------  ----------   --------
                               $87,194,488  $14,151,208  $1,196,657   $    .80
                               -----------  -----------  ----------   --------
                               -----------  -----------  ----------   --------

1997
   First                       $18,692,236  $ 3,182,477  $  143,543   $    .09
   Second                       21,683,108    3,587,253     341,622        .23
   Third                        24,172,942    3,720,523     329,462        .22
   Fourth                       20,685,134    3,610,066     132,871        .09
                               -----------  -----------  ----------   --------
                               $85,233,420  $14,100,319  $  947,498   $    .63
                               -----------  -----------  ----------    -------
                               -----------  -----------  ----------    -------

Unusual items affecting 1998 and 1997 net income in the above quarterly data are discussed in Notes 2 and 9.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.


PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors
---------

         VERNON W. MULES is Chairman of the Board of the Company. He served as the Company's Chief Executive Officer between May 1986 and May 1994. He has served as Chairman of the Board of Directors since February 1982. Mr. Mules served as President of the Company from May 1973 until May 1986. He is a member of the Executive Committee of the Company's Board of Directors.

         STEVEN C. HOUFEK has been President of the Company since August 1992 and has served as the Company's Chief Executive Officer since May 1994. From May 1987 until August 1992, he served as Executive Vice President of the Company. Between November 1977 and May 1987, Mr. Houfek served the Company in various management capacities, including Senior Vice President. He is a member of the Executive Committee of the Company's Board of Directors.

         MARION S. WHITFIELD, JR. has been Senior Vice President of the Company since May 1987. He served as Vice President of the Company from May 1983 until May 1987. He is a member of the Executive Committee of the Company's Board of Directors.

         ADOLPHUS W. HAWKINS, JR., an international business consultant, was Vice President of Scott & Stringfellow, Inc., an investment banking firm located in Richmond, Virginia, from July 1979 to August 1983. He is a member of the Compensation Committee and the Audit Committee of the Company's Board of Directors and has been a Director of the Company since 1972.

         DONALD B. RATCLIFFE, an architect, has owned his own firm, Donald B. Ratcliffe, AIA, Associates, Inc., located in Baltimore, Maryland, since 1954. He is a member of the Executive Committee, the Compensation Committee and the Audit Committee of the Company's Board of Directors.

         JAMES F. CERZA, JR. has served as Executive Vice President of Heilig-Meyers Company, a Richmond, Virginia-based furniture retailer, since
August 1989. From November 1988 to August 1989, he served as Regional Vice President, Operations for the same company. He is a member of the Compensation Committee and the Audit Committee of the Company's Board of Directors.

         WILLIAM R. WADDELL has been a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., since 1969 and Managing Partner of the firm's office in Norfolk, Virginia, since 1995. He is a member of the Compensation Committee and the Audit Committee of the Company's Board of Directors.

Executive Officers
------------------
     With respect to information concerning the Company's executive officers, see PART I, ITEM 1, BUSINESS: Executive Officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and to provide copies of the reports to the Company. Each of Thomas G. Brown, Robert F. Horton, Steven C. Houfek, Michael S. LaRock, William E. Moody, Jr., Jerry D. Nixon, William G. Ratliff, Marion S. Whitfield, Jr., James F. Cerza, Jr., Adolphus W. Hawkins, Jr., Donald B. Ratcliffe, and William R. Waddell, directors and/or officers of the Company, were granted stock options under the 1998 Stock Incentive Plan in the fiscal year ending December 26, 1998, which were not timely reported on Form 3 or Form 4, as applicable, pursuant to the requirements of Section 16(a). Except as set forth above, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 26, 1998, the Company's directors, executive officers, and stockholders beneficially owning more than ten percent of the Company's Common Stock complied with their respective Section 16(a) reporting requirements.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   Summary Compensation Table

         The following summary compensation table presents information about the compensation paid by the Company during its three most recent fiscal years to those individuals who were, as of the end of the last completed fiscal year, the Company's Chief Executive Officer and its four next highest paid executive officers.



                                                              LONG-TERM
                                ANNUAL COMPENSATION(1)        COMPENSATION
                                --------------------------    ------------
                                                     Other                   All
                                                    Annual                   Other
NAME AND                                            Compen-   Securities     Compen-
PRINCIPAL                                           sation    Underlying     sation
POSITION                   Year   Salary($) Bonus($) ($)(3)   Options (#)(4) ($)(2)
-----------------------------------------------------------   ------------   --------
Steven C. Houfek           1998   140,041   29,000   5,448    15,000         4,624
  President and Chief      1997   130,489   25,000   5,045       -0-         4,666
  Executive Officer        1996   125,597   20,000   4,583       -0-         3,914

Vernon W. Mules            1998   152,573   15,000     -0-       -0-         4,577
  Chairman of              1997   152,573      -0-     -0-       -0-         4,577
  the Board                1996   152,573      -0-     -0-       -0-         4,577

Marion S. Whitfield, Jr.   1998   112,523   20,000   2,173     3,000         3,891
  Senior Vice President    1997   107,175   15,000   2,069       -0-         3,637
                           1996   102,339   12,000   1,973       -0-         3,129

Thomas G. Brown            1998    86,289   17,000     -0-     3,000         3,009
 Vice President --         1997    79,764   14,000   1,623       -0-         2,802
  Purchasing               1996    70,822   12,000   3,053       -0-         2,396

Robert F. Horton           1998    84,114   19,000     -0-     7,500         2,883
  Vice President --        1997    67,270   12,000     -0-       -0-         2,168
  Business Development     1996    54,635    5,000     -0-       -0-         1,639

(1) While the five named individuals received perquisites or other personal benefits in the years shown, in accordance with Securities and Exchange Commission regulations, the value of these benefits are not indicated since they did not exceed the lesser of $50,000 or 10% of the individual's salary and bonus in any year.

(2) The amounts shown in the column captioned "All Other Compensation" consist entirely of the Company's matching contributions to the 401(k) Plan for the benefit of the named executive. The 401(k) Plan, which became effective as of July 1, 1992, covers virtually all full-time employees except those covered by a collective bargaining agreement. The Company makes contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of total compensation. Participating employees may also make unmatched contributions to the 401(k) Plan up to 15% of total compensation.

(3) The amounts shown in the column captioned "Other Annual Compensation" consist entirely of amounts paid in lieu of accrued vacation.

(4)      The  amounts  shown  in the  column  captioned  "Securities  Underlying
         Options" represent the number of options for Common Stock granted on January 9, 1998, subject to shareholder approval, which approval was obtained at the annual meeting of shareholders on May 21, 1998, pursuant to the terms of the 1998 Stock Incentive Plan. One-half of the options granted to each officer were exercisable on September 22, 1998, one-quarter of such options were exercisable after January 9, 1999, and one-quarter of such options are exercisable after January 9, 2000. However, all options shall vest and become immediately exercisable upon a change in control of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS(1)                POTENTIAL REALIZABLE VALUE
                               -------------------------------------------    AT ASSUMED ANNUAL RATES OF
                                                       % OF TOTAL OPTIONS      STOCK PRICE APPRECIATION
                               NUMBER OF SECURITIES        GRANTED TO              FOR OPTION TERM (3)
                                UNDERLYING OPTIONS     EMPLOYEES IN FISCAL    --------------------------
NAME                              GRANTED (#)(2)              YEAR              5%($)          10%($)
----                           --------------------    -------------------    ----------    ------------
Steven C. Houfek                      15,000                 37.0%              390,000         877,500
Vernon W. Mules                          -0-                  0.0%                  -0-             -0-
Marion S. Whitfield, Jr.               3,000                  7.4%               78,000         175,000
Thomas G. Brown                        3,000                  7.4%               78,000         175,000
Robert F. Horton                       7,500                 18.5%              195,000         438,750


(1) All options granted expire January 9, 2008 and are exercisable at a base price of $6.50.

(2) The options are exercisable with respect to the underlying shares as follows: 50 percent on September 22, 1998; 25 percent after January 9, 1999 and the remaining 25 percent after January 9, 2000.

(3) The potential realizable value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of the option, assuming that the shares appreciate in value from the option grant date compounded annually until the end of the option term at the rate specified (5% or 10%) and that the option is exercised and sold on the last day of the option term for the appreciated share price. Potential realizable value is net of the option exercise price. The assumed rates of appreciation are specified in the rules and regulations of the SEC and do not represent the Company's estimate or projection of future prices of the shares.


          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                 SHARES                      OPTIONS AT 12/26/98            AT 12/26/98 ($)(1)
                              ACQUIRED ON       VALUE       --------------------------  --------------------------
            NAME              EXERCISE (#)   REALIZED ($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
            ----              ------------   ------------   -----------  -------------  -----------  -------------
Steven C. Houfek                -0-              -0-              7,500          7,500        2,348          2,348
Vernon W. Mules                 -0-              -0-                -0-            -0-          -0-            -0-
Marion S. Whitfield, Jr.        -0-              -0-              1,500          1,500          470            470
Thomas G. Brown                 -0-              -0-              1,500          1,500          470            470
Robert F. Horton                -0-              -0-              3,750          3,750        1,174          1,174


(1) Value based on the closing price of a share of Common Stock of $6.813 on December 24, 1998, as reported on the Nasdaq SmallCap Market, minus the exercise price, rounded to the nearest dollar.


Directors' Compensation

         Directors who are not officers of the Company are paid an annual salary of $4,000, plus a fee of $500 per meeting attended, as well as reimbursement for travel and lodging expenses incurred in connection with such attendance. Each of the non-employee directors was awarded 400 nonstatutory stock options under the terms of the 1998 Plan on May 21, 1998, with one-third of such options exercisable on May 22, 1998, one-third of such options exercisable on the date of the second annual meeting after May 21, 1998, and one-third exercisable on the date of the third annual meeting after May 21, 1998. However, all options shall vest and become immediately exercisable upon a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

         Mr. Waddell, a director since 1996 and a member of the Compensation Committee, is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which has served as counsel to the Company on a regular basis since 1974.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

                  VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS

         The following table sets forth information as of March 19, 1999, as to shares of Common Stock owned by (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table, (iii) all Directors and officers as a group, and (iv) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, together with their respective percentages.


-------------------------------------------------------------------------------------------
                                     COMMON STOCK OF THE
                                     COMPANY BENEFICIALLY
                                      OWNED, DIRECTLY OR                          PERCENT
                                       INDIRECTLY, AS OF                            OF
       NAME                            MARCH 19, 1999(1)                           CLASS
-------------------------------------------------------------------------------------------
Vernon W. Mules                           134,889  (2)                             9.02
Steven C. Houfek                          706,314  (3)                            46.89
Marion S. Whitfield, Jr.                    6,450  (9)                                *
Adolphus W. Hawkins, Jr.                    1,448  (9)                                *
Donald B. Ratcliffe                           133  (9)                                *
James F. Cerza, Jr.                           766  (4), (9)                           *
William R. Waddell                          1,579  (9)                                *
Thomas G. Brown                             2,250  (9)                                *
Robert F. Horton                           12,979  (9)                                *

All officers and directors
  as a group (13 persons)                 866,976  (2), (3), (4), (9)             57.55

Voting Trust u/a
  dated June 17, 1986, as
  extended                                672,021  (5)                            44.95
Mary D. Houfek                            702,129  (6), (7)                       46.60
Elsie D. Waddell                          747,743  (6), (8)                       50.00
Barbara D. Horton                         675,870  (6), (10)                      45.21
Performance Food Group Company            110,750  (11)                            7.41

-------------------------------------------------------------------------------------------

         * Less than 1% of outstanding shares of Common Stock.

(1) Unless otherwise indicated by footnote, each individual has sole voting power and sole investment power with respect to the shares set forth opposite his name.

(2) Includes 1,731 shares owned of record by Mr. Mules' wife, the control of which shares Mr. Mules disclaims. Mr. Mules' business address is Doughtie's Foods, Inc., 2700 Lord Baltimore Drive, Baltimore, Maryland 21244.

(3) Includes 690,879 shares beneficially held by Mr. Houfek's wife, Mary D. Houfek, the control of which shares Mr. Houfek disclaims. Ms. Houfek's beneficial holdings are set forth in the table and Notes 6 and 7. Mr. Houfek's business address is Doughtie's Foods, Inc., 2410 Wesley Street, Portsmouth, Virginia 23707.

(4) Includes 633 shares owned of record by Mr. Cerza's wife, the control of which Mr. Cerza disclaims.

(5) The shares are owned of record by Mary D. Houfek, Barbara D. Horton and Elsie D. Waddell as trustees of the trust (the "Voting Trust"), which was created under a voting trust agreement among Ms. Houfek, Ms.
         Horton, Ms. Waddell, and Mary H. Doughtie dated June 17, 1986. Ms. Houfek, Ms. Horton and Ms. Waddell share voting and investment power with respect to these shares. On February 23, 1995, the parties to the voting trust agreement agreed to extend the term of the Voting Trust until December 31, 2004. The Voting Trust's address is 103 South Dogwood Road, Virginia Beach, Virginia 23451.

(6) Includes 672,021 shares held by Ms. Houfek, Ms. Horton and Ms. Waddell as trustees of the Voting Trust. See Note 5 above.

(7) Includes 14,673 shares held by Ms. Houfek as custodian for certain of her children and 15,435 shares and exercisable options owned by Ms. Houfek's husband, the control of which shares Ms. Houfek disclaims. Ms. Houfek's address is 103 South Dogwood Road, Virginia Beach, Virginia 23451. Ms. Houfek is the wife of Steven C. Houfek, President and director of the Company.

(8)      Ms. Waddell's address is 2777 Broad Bay Road, Virginia Beach,  Virginia
         23451.

(9) Includes shares pursuant to options exercisable within 60 days as follows: Mr. Houfek--11,250; Mr. Whitfield--2,250; Mr.Hawkins--133; Mr. Ratcliffe--133; Mr. Cerza--133; Mr. Waddell, 133; Mr. Brown--2,250; and Mr. Horton--5,625.

(10) Includes 3,849 shares owned of record by Ms. Horton's husband, the control of which Ms. Horton disclaims. Ms. Horton's address is 5200 Lake Circle Drive, Portsmouth, Virginia 23703.

(11) Performance Food Group Company's address is 6800 Paragon Place, Suite 500, Richmond, Virginia 23230. Information is based on Schedule 13D filed with the SEC on June 16, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Mr. Waddell, a director since 1996, is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which has served as counsel to the Company on a regular basis since 1974.


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

3(a). Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998).

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

4(a)(2). First Amendment to Amended and Restated Credit Agreement dated as of September 30, 1996 between the Company and Crestar Bank (incorporated by reference to Exhibit 4(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1997).

4(a)(3). Second Amendment to Amended and Restated Credit Agreement dated as of July 1, 1997 between the Company and Crestar Bank (incorporated by reference to Exhibit 4(a)(3) to the Company's Annual Report on Form 10-K for the year ended December 27, 1997).

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

10(a)(1). Agreement  dated  November 2, 1998 between the Company and the Bakery,
          Confectionery and Tobacco Workers' International Union, Local No. 66.

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

10(d)(1). Asset  Purchase  Agreement  dated as of January  30,  1997,  among the
          Company, The Smithfield Ham and Products Company, Incorporated (the "Buyer"), The Smithfield Companies, Inc., Vernon W. Mules, and Steve Houfek, pursuant to which the Company agreed to sell the assets connected with the manufacture of the Company's barbecue and chili products (incorporated by reference to Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K for the year ended December 28,
          1996).

10(d)(2). Product Supply  Agreement  dated as of February 28, 1997,  between the
          Company and The  Smithfield  Ham and  Products  Company,  Incorporated
          ("Smithfield"), pursuant to which the Company agreed to purchase its requirements of barbecue and chili products for a period of five years (incorporated by reference to Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(d)(3). Trademark License Agreement dated as of February 28, 1997, between the
          Company and The Smithfield Ham and Products Company, Incorporated ("Smithfield"), pursuant to which the Company granted a license to Smithfield to use the Company's registered Doughtie's trademark in connection with the manufacture and sale of certain barbecue, chili, and related products (incorporated by reference to Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(e). Asset Purchase Agreement dated as of September 6, 1996 by and among Loetitia Adam St. James and Chris L. St. James, TWB Gourmet Foods, Inc. (TWB), CP Specialty Foods, Inc. (CP), and Doughtie's Foods, Inc., pursuant to which TWB sold certain assets to CP (incorporated by reference to Exhibit 10(g)to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10(e)(1). Asset  Purchase  Agreement  dated  as of March  18,  1997,  among  the
          Company, Bruce R. Biddle and Levis E. Cothran, or their assigns (the "Buyer"), Vernon W. Mules, and Steve Houfek, pursuant to which the Company agreed to sell to the Buyer the assets connected with the manufacture of the Company's delicatessen-style meat products (incorporated by reference to Exhibit 10(h)(1) to the Company's Annual Report on Form 10-K for the year ended December 27, 1997).

10(e)(2). Product  Supply  Agreement  dated as of April 14,  1997,  between  the
          Company and Coddle Roasted Meats, Inc. ("Coddle"), pursuant to which the Company agreed to purchase from Coddle's its requirements of delicatessen-style meat products for a period of five years (incorporated by reference to Exhibit 10(h)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1997).

10(e)(3). Trademark  License  Agreement dated as of April 14, 1997,  between the
          Company and Coddle, pursuant to which the Company granted a license to Coddle to use the Company's registered Doughtie's trademark in connection with the manufacture and sale of certain delicatessen-style meat products (incorporated by reference to Exhibit 10(h)(3) to the Company's Annual Report on Form 10-K for the year ended December 27,
          1997).

10(f) 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8 (File No. 333-56951) effective June 16, 1998).

21        List of Subsidiaries

23        Consent of Independent Accountants

27        Financial Data Schedule

b)
Reports on Form 8-K:
--------------------

     The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended December 26, 1998.

                    DOUGHTIE'S FOODS, INC. AND SUBSIDIARIES
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Column A                             Column B   Column C     Column D     Column E
-----------------------------------------------------------------------------------

                                     Balance at Charged to                Balance at
                                     beginning  costs and    Deductions   end of
Description                          of period  expenses       (A)        period

Valuation  account deducted
  from asset to which it applies
  - for doubtful trade receivables:
Year ended December 28, 1996         $ 333,308  $ 206,413    $ 198,243    $ 341,478

Year ended December 27, 1997         $ 341,478  $ 674,000    $ 387,106    $ 628,372

Year ended December 26, 1998         $ 628,372  $(120,000)   $ 148,747    $ 359,625


Valuation account deducted
  from asset to which it applies
  - for deferred tax asset:

Year ended December 28, 1996         $ 525,344  $(525,344)   $       -    $       -

Year ended December 27, 1997         $       -  $       -    $       -    $       -

Year ended December 26, 1998         $       -  $       -    $       -    $       -

(A)  Accounts written off during the year net of recoveries.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOUGHTIE'S FOODS, INC.

Dated:   March 26, 1999                    /s/   STEVEN C. HOUFEK
                                          ------------------------
                                          Steven C. Houfek

                                          President and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   March 26, 1999                    /s/   STEVEN C. HOUFEK
                                          ------------------------------
                                          Steven C. Houfek

                                          President, Chief Executive
                                          Officer and Director


Dated:   March 26, 1999                    /s/   MARION S. WHITFIELD, JR.
                                          ------------------------------
                                          Marion S. Whitfield, Jr.

                                          Senior Vice President and
                                          Director (Principal
                                          Financial and Accounting
                                          Officer)


Dated:   March 22, 1999                   /s/   VERNON W. MULES
                                          ------------------------------
                                          Vernon W. Mules

                                          Director

Dated:   March 23, 1999                   /s/   ADOLPHUS W. HAWKINS, JR.
                                          ------------------------------
                                          Adolphus W. Hawkins, Jr.

                                          Director

Dated:   March 23, 1999                   /s/   DONALD B. RATCLIFFE
                                          ------------------------------
                                          Donald B. Ratcliffe

                                          Director


Dated:   March 22, 1999                   /s/   JAMES F. CERZA, JR.
                                          ------------------------------
                                          James F. Cerza, Jr.

                                          Director

Dated:   March 25, 1999                   /s/   WILLIAM R. WADDELL
                                          ------------------------------
                                          William R. Waddell

                                          Director