Form 10-Q
period 1999-03-27
DOUGHTIES FOODS INC
filed 1999-05-11
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 27, 1999
                               -------------------------------------

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

Common Stock, $1 par value - 1,495,023 shares as of March 27, 1999.

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                            March 27,           December 26,
                                               1999                 1998
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $      16,475          $     16,706
 Accounts receivable - trade, net            6,965,997             7,651,940
 Inventories                                 3,736,058             4,625,780
 Deferred income taxes                         175,179               175,179
 Prepaid expenses and other
  current assets                               302,514               109,042
                                         -------------          ------------

          Total Current Assets              11,196,223            12,578,647
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             3,608,055
 Delivery equipment                            236,301               251,980
 Plant and refrigeration equipment           1,731,462             1,648,195
 Office equipment                              508,180               505,698
                                         -------------          ------------

                                             6,364,825             6,294,755

 Less - accumulated depreciation             3,813,980             3,762,874
                                         -------------          ------------

                                             2,550,845             2,531,881
                                         -------------          ------------

OTHER ASSETS                                   110,307               112,289
                                         -------------          ------------

                                         $  13,857,375          $ 15,222,817
                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            2,308,635             3,375,081
 Income taxes payable                          471,427               468,061
 Accrued salaries, commissions and
  bonuses                                       43,963               259,873
 Other accrued liabilities                      59,001                49,518
                                         -------------          ------------

         Total Current Liabilities           3,416,359             4,685,866

LONG-TERM DEBT - less current portion          550,000               683,334
                                         -------------          ------------

         Total Liabilities                   3,966,359             5,369,200
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 4,000,000 shares,
  issued and outstanding 1,495,023
  shares                                     1,495,023             1,495,023
 Additional paid-in capital                  2,807,037             2,807,037
 Retained earnings                           5,588,956             5,551,557
                                         -------------          ------------

         Total Stockholders' Equity          9,891,016             9,853,617
                                         -------------          ------------

                                         $  13,857,375          $ 15,222,817
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                  DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>

                                            THREE MONTHS ENDED
                                    -------------------------------------

                                      March 27,               March 28,
                                        1999                    1998
                                    -------------           -------------

NET SALES                           $  19,062,795           $  19,308,576

COST OF GOODS SOLD                     15,835,651              16,057,978
                                    -------------           -------------

GROSS PROFIT                            3,227,144               3,250,598
                                    -------------           -------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,032,652               2,914,860

INTEREST EXPENSE                           15,059                  46,600
                                    -------------           -------------

                                        3,047,711               2,961,460
                                    -------------           -------------

INCOME BEFORE INCOME TAXES                179,433                 289,138

INCOME TAX EXPENSE                         97,183                 108,427
                                    -------------           -------------

NET INCOME                          $      82,250           $     180,711
                                    =============           =============

EARNINGS PER SHARE:
 BASIC                             $          .06           $         .12
                                    =============           =============

 DILUTED                            $         .05           $         .12
                                    =============           =============

CASH DIVIDENDS PER SHARE            $         .03           $         .03
                                    =============           =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC                   1,495,023               1,495,023

DILUTIVE EFFECT OF
  STOCK OPTIONS                            12,089                      30
                                    -------------           -------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED                 1,507,112               1,495,053
                                    =============           =============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>


                                                   THREE MONTHS ENDED
                                          -----------------------------------

                                             March 27,               March 28,
                                               1999                    1998
                                          ------------           ------------

Cash flows from operating activities:
 Net income                              $      82,250           $    180,711
 Adjustments to reconcile net income
  to net cash provided by
  operations:
  Depreciation                                  66,785                 70,662
  (Gain) on sale of property, plant
   and equipment                                  (500)                     0

(Increase) decrease in assets:
 Accounts receivable - trade, net              685,943                981,455
 Inventories                                   889,722                390,700
 Prepaid expenses and other current
  assets                                      (193,472)              (121,352)
 Other assets                                    1,982                  1,982

Increase (decrease) in liabilities:
 Accounts payable                           (1,066,446)              (124,398)
 Income taxes payable                            3,366               (295,573)
 Accrued salaries, commissions and
  bonuses                                     (215,910)              (146,000)
 Other accrued liabilities                       9,483                (22,108)
                                          ------------           ------------

                                               263,203                916,079
                                          ------------           ------------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                    (85,749)              (165,363)
 Proceeds from sale of property,
  plant and equipment                              500                      0
                                          ------------           ------------

                                               (85,249)              (165,363)
                                          ------------           ------------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                             (133,334)              (703,917)
 Cash dividends                                (44,851)               (44,850)
                                          ------------           ------------

                                              (178,185)              (748,767)
                                          ------------           ------------

Net increase (decrease) in cash                   (231)                 1,949
Cash at beginning of period                     16,706                 26,929
                                          ------------           ------------

Cash at end of period                     $     16,475           $     28,878
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

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 27, 1999 and the results of operations and cash flows for the three months ended March 27, 1999 and March 28, 1998. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3
------

Cash paid for interest totaled $15,000 and $46,600 for the three months ended March 27, 1999 and March 28, 1998, respectively.

Cash paid for income taxes totaled $100 for the three months ended March 27, 1999 and $404,000 for the three months ended March 28, 1998.

Note 4
-------

On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17.00 per share in cash and/or shares of SYSCO common stock subject to $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

     Sales for the quarter ended March 27, 1999 were $19.1 million or 1.3% lower than sales for the prior year's first quarter of $19.3 million. Reduced sales to the U. S. Military under the Department of Defense Contract was the cause of the decrease.

     The Company's gross profit margin (gross profit as a percentage of net sales) increased from 16.83% in the quarter ended March 28, 1998 to 16.93% for the quarter ended March 27, 1999. This increase was due to the reduced lower profit margin sales under the Department of Defense contract.

     The Company's selling, general and administrative expenses, expressed as a percentage of net sales, increased from 15.10% in the first quarter of 1998 to 15.91% in 1999. The increase was primarily due to expenses of approximately $80,000 associated with the proposed merger with SYSCO.

     Interest expense for the quarter ended March 27, 1999 decreased to 0.08% of sales compared to 0.24% of sales for the first quarter of 1998. Decreased borrowing levels and lower interest rates were the cause of the decreased expense. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $97,000 for the quarter ended March 27,1999 compared to $108,000 for the corresponding period of 1998. The effective tax rate increased in 1999 due to the nondeductible merger expenses incurred in the first quarter of 1999.

     The Company reported net income of $82,000 or $.06 and $.05 per basic and diluted share, respectively, for the first quarter of 1999 compared to net income of $181,000 or $.12 per basic and diluted share in the first quarter of 1998.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of March 27, 1999 and December 26, 1998 are set forth below:

                                     March 27,           December 26,
                                       1999                1998
                                   ------------        ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .10                 .11

  Current Assets to Current
     Liabilities                        3.28                2.68

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         16.95               15.79


     The total debt to total debt plus stockholders' equity ratio remained substantially unchanged from .11 on December 26, 1998 to .10 on March 27, 1999.

     The current assets to current liabilities ratio increased to 3.28 from 2.68 on December 26,1998 due to the decrease in accounts receivable and inventory of $686,000 and $890,000, respectively, and the decrease in accounts payable of $1,066,000.

     Management has continued to focus on collections of accounts receivable and improving the inventory turnover rate (15.79 in 1998 to 16.95 in 1999).

Capital Resources
-----------------

     The Company's debt financing at March 27, 1999, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at March 27, 1999 was 4.95%. The note is due three years after the annual renewal date, currently July, 2001, subject to annual renewal. As of March 27, 1999, and May 10, 1999, respectively, the Company had no borrowing against this credit line.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at March 27, 1999 was 7.75%. As of March 27, 1999, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $433,000.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of March 27, 1999, the outstanding balance was $650,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1999. The current contract expires in February 2000. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Actual sales volume for fiscal 1998 was $11.5 million.

     While the Company does not anticipate a material increase in its capital requirements in the near future, such an increase, if it occurs, is likely to be met through additional long-term debt financing.

Year 2000 Compliance
--------------------

     Many computer systems, programs, components, and other hardware with embedded microcontrollers currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize properly dates beyond 1999
- -- the so-called "Year 2000 Problem." The Company relies on its computer systems, applications and devices in operating and monitoring various aspects of its business. The Company also relies, directly and indirectly, on systems of customers, suppliers, and financial institutions. Management has divided this issue into three sections: its own computer systems, its own embedded systems, and the computer systems of third party suppliers and customers.

     With respect to the Company's computer systems, Management believes all critical hardware and third party software to be "Year 2000 Compliant." The Company's custom software has been modified. Testing of the computer system began in 1998 and was completed in March 1999. Management believes its computer systems are "Year 2000 Compliant". The Company estimates the total cost of modifying its computers and software to be about $50,000. About $40,000 has been expended to date, approximately $10,000 of which was in the first quarter of 1999. The remaining $10,000 of the Company's estimate is for contingencies. The Company has funded and expects to continue to fund any additional costs of Year 2000 compliance through operating cash flows.

     The Company uses several time-sensitive non-computer systems. The Company has completed an inventory of these systems and related components. Based upon information received from suppliers, Management believes that all significant non-computer equipment is compliant. The Company is accepting no new equipment of any type that does not meet standards of compliance for the Year 2000.

     The Company relies on the computer systems of third party suppliers and customers. While the Company queried major suppliers and customers regarding their readiness for the Year 2000, Management cannot guarantee the accuracy of the representations. The Company contacted all of its significant suppliers and customers in March 1999, and will summarize and review the responses and follow up with suppliers' and customers' assessments. The Company purchases its inventory from numerous vendors and believes that the failure of a limited number of suppliers to be Year 2000 Compliant would not materially affect the Company's operations given the number of alternative suppliers. The Company has also considered the possibility of one or more major customers being temporarily unable to meet its financial obligations because of the Year 2000 Problem and believes that the Company's existing lines of credit are sufficient to compensate for such potential temporary shortfall in cash flow.

     There are numerous uncertainties relating to addressing Year 2000 issues, including the actual cost and effort of implementing corrective measures, the degree to which outside parties appropriately address their Year 2000 issues, and other factors, some of which are beyond the Company's control, and all of which may cause results to be different from those currently anticipated by the Company. Doughtie's has developed contingency plans to cover minor failure due to supplier or customer problems. Management believes that the internal systems will work properly due to the extensive analysis and testing that was completed in March 1999.

Recent Developments
--------------------

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

         On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17 per share in cash and/or shares of SYSCO common stock subject to $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders.

                           ---------------------------
                           Forward-Looking Information
                           ---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are inherently subject to the uncertainties of future events, so that actual results could differ materially from expectations which are stated or implied in, or could be inferred from such forward-looking statements. Among the kinds of uncertainties that can affect and should be considered in evaluating the Company's forward-looking statements are uncertainties related to economic conditions, government and regulatory policies, customer plans and commitments, changes in the capital markets affecting the Company's capital structure and cost of capital, and the Company's competitive environment. Readers are therefore cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date such statement is made.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's bank revolving credit line and Industrial Development Bonds bear interest at variable rates which expose the Company to risk from interest rate fluctuations. If interest rates were to increase or decrease by 10%, the effect on net income and cash flows would not be material.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17 per share in cash and/or shares of SYSCO common stock subject to $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders.

     The Company's Annual Meeting of Stockholders, normally held in May of each year, will not be held if the Merger is approved by the Company's stockholders at a special meeting expected to be held in July or August of 1999. If the Merger is not approved by the Company's stockholders, the Annual Meeting will be scheduled and held thereafter.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


3(a). Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998).

3(b). Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

10(g). Agreement and Plan of Merger dated as of May 5, 1999, between the Company and SYSCO Corporation, whereby a subsidiary of SYSCO and the Company will merge.

27.       Financial Data Schedule.

99. Press Release issued jointly by the Company and SYSCO Corporation dated May 6, 1999.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 27, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.


                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
May 11, 1999                      By:   Marion S. Whitfield, Jr.
                                       (Signature)
                                        Senior Vice President
                                       (Principal Financial and
                                        Accounting Officer)