Form 10-K/A
period 1998-12-26
DOUGHTIES FOODS INC
filed 1999-05-25
CIK 29850

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended                             Commission File Number
     December 26, 1998                                         0-7166


                             DOUGHTIE'S FOODS, INC.
             (Exact name of Registrant as specified in its charter)


          VIRGINIA                                              54-0903892
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                          identification number)


                 2410 WESLEY  STREET,  PORTSMOUTH,  VIRGINIA  23707  (Address of
                    principal executive offices)


Registrant's telephone number, including area code:  (757) 393-6007



================================================================================

     The undersigned company (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 26, 1998, by adding the Exhibit 10(h) to Item 14, which is restated as amended as follows:


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

10(h) Contract No. SP0300-96-D-2900 dated January 26, 1996, between the Company and the United States Department of Defense.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DOUGHTIE'S FOODS, INC.

Dated:   May 25, 1999                    /s/   STEVEN C. HOUFEK
                                          ------------------------
                                          Steven C. Houfek

                                          President and Chief
                                          Executive Officer