Form 10-K/A
period 1998-12-26
DOUGHTIES FOODS INC
filed 1999-07-19
CIK 29850

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                       TO
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

     The undersigned company (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 26, 1998, by restating Item 11, which is restated as amended as follows:

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


OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS(1)                POTENTIAL REALIZABLE VALUE
                               -------------------------------------------    AT ASSUMED ANNUAL RATES OF
                                                       % OF TOTAL OPTIONS      STOCK PRICE APPRECIATION
                               NUMBER OF SECURITIES        GRANTED TO              FOR OPTION TERM (3)
                                UNDERLYING OPTIONS     EMPLOYEES IN FISCAL    --------------------------
NAME                              GRANTED (#)(2)              YEAR              5%($)          10%($)
----                           --------------------    -------------------    ----------    ------------
Steven C. Houfek                      15,000                 37.0%               61,317         155,390
Vernon W. Mules                          -0-                  0.0%                  -0-             -0-
Marion S. Whitfield, Jr.               3,000                  7.4%               12,263          31,078
Thomas G. Brown                        3,000                  7.4%               12,263          31,078
Robert F. Horton                       7,500                 18.5%               30,659          77,695


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


                                          DOUGHTIE'S FOODS, INC.

Dated:   July 19, 1999                      /s/ Steven C. Houfek
                                          ------------------------
                                          Steven C. Houfek

                                          President and Chief
                                           Executive Officer