Form 10-Q
period 1999-06-26
DOUGHTIES FOODS INC
filed 1999-08-10
CIK 29850

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2O549

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 26, 1999
                               -------------------------------------

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

Common Stock, $1 par value - 1,495,023 shares as of June 26, 1999.

                 PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (Unaudited) <F1>

                                             June 26,           December 26,
                                               1999                 1998
                                         -------------          ------------


             ASSETS

CURRENT ASSETS:
 Cash                                    $      16,293          $     16,706
 Accounts receivable - trade, net            7,562,538             7,651,940
 Inventories                                 4,397,937             4,625,780
 Deferred income taxes                         175,179               175,179
 Prepaid expenses and other
  current assets                               291,232               109,042
                                         -------------          ------------

          Total Current Assets              12,443,179            12,578,647
                                         -------------          ------------

PROPERTY, PLANT AND EQUIPMENT -
 AT COST:
 Land                                          280,827               280,827
 Buildings                                   3,608,055             3,608,055
 Delivery equipment                            236,301               251,980
 Plant and refrigeration equipment           1,731,462             1,648,195
 Office equipment                              508,180               505,698
                                         -------------          ------------

                                             6,364,825             6,294,755

 Less - accumulated depreciation             3,881,921             3,762,874
                                         -------------          ------------

                                             2,482,904             2,531,881
                                         -------------          ------------

OTHER ASSETS                                   108,326               112,289
                                         -------------          ------------

                                         $  15,034,409          $ 15,222,817
                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt       $     533,333          $    533,333
 Accounts payable                            3,434,729             3,375,081
 Income taxes payable                          488,880               468,061
 Accrued salaries, commissions and
  bonuses                                       43,963               259,873
 Other accrued liabilities                      28,869                49,518
                                         -------------          ------------

         Total Current Liabilities           4,529,774             4,685,866

LONG-TERM DEBT - less current portion          416,667               683,334
                                         -------------          ------------

         Total Liabilities                   4,946,441             5,369,200
                                         -------------          ------------

STOCKHOLDERS' EQUITY:
 Common stock - $1 par value;
  authorized 4,000,000 shares,
  issued and outstanding 1,495,023
  shares                                     1,495,023             1,495,023
 Additional paid-in capital                  2,807,037             2,807,037
 Retained earnings                           5,785,908             5,551,557
                                         -------------          ------------

         Total Stockholders' Equity         10,087,968             9,853,617
                                         -------------          ------------

                                         $  15,034,409          $ 15,222,817
                                         =============          ============

<F1>
See Notes to Consolidated Financial Statements.

                  DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited) <F1>


                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                    ------------------------------------         -----------------------------------

                                       June 26,               June 27,              June 26,              June 27,
                                         1999                   1998                  1999                  1998
                                    -------------           ------------         -------------          ------------


NET SALES                           $  22,082,987           $  22,987,483        $  41,145,782         $ 42,296,059

COST OF GOODS SOLD                     18,547,017              19,349,136           34,382,668           35,407,114
                                    -------------           -------------        -------------         ------------

GROSS PROFIT                            3,535,970               3,638,347            6,763,114            6,888,945
                                    -------------           -------------        -------------         ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,118,389               3,180,396            6,151,041            6,095,256

INTEREST EXPENSE                            3,176                  53,655               18,235              100,255
                                    -------------           -------------        -------------         ------------

                                        3,121,565               3,234,051            6,169,276            6,195,511
                                    -------------           -------------        -------------         ------------

INCOME BEFORE INCOME TAXES                414,405                 404,296              593,838              693,434

INCOME TAX EXPENSE                        217,453                 151,611              314,636              260,038
                                    -------------           -------------        -------------         ------------

NET INCOME                          $     196,952           $     252,685        $     279,202         $    433,396
                                    =============           =============        =============         ============

EARNINGS PER SHARE:

 BASIC                              $         .13           $         .17        $         .19         $        .29
                                    =============           =============        =============         ============

 DILUTED                            $         .13           $         .17        $         .19         $        .29
                                    =============           =============        =============         ============

CASH DIVIDENDS PER SHARE            $         .00           $         .03        $         .03         $        .06
                                    =============           =============        =============         ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC                    1,495,023               1,495,023            1,495,023            1,495,023

DILUTIVE EFFECT OF
 STOCK OPTIONS                             13,300                   3,372               12,695                1,134
                                    -------------           -------------        -------------         ------------
WEIGHTED AVERAGE SHARES
 OUTSTANDING - DILUTED                  1,508,323               1,498,395            1,507,718            1,496,157
                                    =============           =============        =============         ============

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) <F1>

                                                    SIX MONTHS ENDED
                                          -----------------------------------

                                            June 26,                June 27,
                                              1999                    1998
                                          -----------            -----------

Cash flows from operating activities:
 Net income                              $    279,202            $   433,396
 Adjustments to reconcile net income
  to net cash provided by
  (used for) operations:
  Depreciation                                134,726                150,859
  (Gain) loss on sale of property, plant
   and equipment                                 (500)                 3,035

(Increase) decrease in assets:
 Accounts receivable - trade, net              89,402               (141,581)
 Inventories                                  227,843                (87,657)
 Prepaid expenses and other current
  assets                                     (182,190)              (150,334)
 Other assets                                   3,963                  3,964

Increase (decrease) in liabilities:
 Accounts payable                              59,648                 46,157
 Income taxes payable                          20,819               (538,962)
 Accrued salaries, commissions and
  bonuses                                    (215,910)              (146,000)
 Other accrued liabilities                    (20,649)                  (382)
                                          -----------            -----------

                                              396,354               (427,505)
                                          -----------            -----------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                   (85,749)              (189,111)
 Proceeds from sale of property,
  plant and equipment                             500                 10,000
                                          -----------            -----------

                                              (85,249)              (179,111)
                                          -----------            -----------

Cash flows from financing activities:
 Changes in long-term debt, including
  current portion                            (266,667)               698,040
 Cash dividends                               (44,851)               (89,701)
                                          -----------            -----------

                                             (311,518)               608,339
                                          -----------            -----------

Net increase (decrease) in cash                  (413)                 1,723
Cash at beginning of period                    16,706                 26,929
                                          -----------            -----------

Cash at end of period                     $    16,293            $    28,652
                                          ===========            ===========

<F1>
See Notes to Consolidated Financial Statements.

                 DOUGHTIE'S FOODS, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1
------

The consolidated financial statements include the accounts of Doughtie's Foods, Inc. and its wholly owned subsidiary (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Although the accompanying financial statements are unaudited, management believes that they contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 26, 1999 , and the results of operations and cash flows for the three and six months ended June 26, 1999 and June 27, 1998. The results of operations for the periods cited above are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3
------

Cash paid for interest totaled $3,176 and $53,655 for the three months ended June 26, 1999 and June 27, 1998 and $18,235 and $100,255 for the six months ended June 26, 1999 and June 27, 1998, respectively.

Cash paid for income taxes totaled $200,000 and $395,000 for the three months ended June 26, 1999 and June 27, 1998 and $200,100 and $799,000 for the six months ended June 26, 1999 and June 27, 1998 respectively.


Note 4
-------

On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17.00 per share in cash and/or shares of SYSCO common stock subject to a minimum of approximately $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders at a special meeting to be held on August 23, 1999.

On July 23, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by SYSCO in connection with the stock to be distributed to the Company's stockholders pursuant to the Merger Agreement. On July 23, 1999, the Company and SYSCO filed their proxy statement/prospectus with the Securities and Exchange Commission in regard to the Merger Agreement pursuant to which the Company is soliciting proxies from its stockholders to vote in favor of the Merger Agreement at a special meeting of the Company's stockholders to be held on August 23, 1999.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

     Sales for the quarter ended June 26, 1999 were $22.1 million or 3.9% lower than sales for the prior year's second quarter of $23.0 million. Sales for the six months ended June 26, 1999 were $41.1 million or 2.7% lower than sales of $42.3 million for the prior year's first six months. Reduced sales to the U. S. Military under the Department of Defense Contract was the primary cause of the decrease.

     The Company's gross profit margin (gross profit as a percentage of net sales) increased from 15.83% in the quarter ended June 27, 1998, to 16.01% for the quarter ended June 26, 1999. The gross profit margin for the six months increased from 16.29% in 1998 to 16.44% in 1999. This increase was due to the reduced lower profit margin sales under the Department of Defense contract.

    The Company's selling, general and administrative expenses, expressed as a percentage of net sales, increased from 13.84% for the second quarter of 1998 to 14.12% for the quarter ended June 26, 1999 and increased from 14.41% for the first six months of 1998 to 14.95% for the six months ended June 26, 1999. The increase was primarily due to expenses associated with the proposed merger with SYSCO of approximately $199,000 and $245,000, for the three months and six months ended June 26, 1999, respectively.

     Interest expense for the quarter ended June 26, 1999 decreased to .01% of sales compared to .23% of sales for the second quarter of 1998 and decreased to
 .04% of sales for the six months ended June 26, 1999 compared to .24% of sales for the first six months of 1998. Decreased borrowing levels were the cause of the decreased expense for the six month period. As the interest on the Company's debt is both London Interbank Offered Rates (LIBOR) and prime related, interest expense will increase or decrease in subsequent periods based on fluctuations in these rates and the borrowing levels of the Company.

     Income tax expense was $315,000 for the six months ended June 26, 1999 compared to $260,000 for the corresponding period of 1998. The increase in income tax expense and the effective tax rate relates to the nondeductible expenses associated with the proposed merger with SYSCO.

The Company reported net income of $279,000 or $.19 per basic and diluted share for the first six months of 1999 compared to net income of $433,000 or $.29 per basic and diluted share in the first six months of 1998.

Liquidity
---------

     The Company uses a number of liquidity indicators for internal evaluation purposes. Certain of these measures as of June 26, 1999 and December 26, 1998 are set forth below:

                                     June 26,          December 26,
                                       1999                1998
                                   ------------        ------------

  Total Debt to Total Debt Plus
     Stockholders' Equity                .09                 .11

  Current Assets to Current
     Liabilities                        2.75                2.68

  Inventory Turnover (The
     Annualized Cost of Goods
     Sold to Ending Inventory)         15.64               15.79


     The total debt to total debt plus stockholders' equity ratio improved from .11 on December 26, 1998 to .09 on June 26, 1999 due to decreased borrowing levels.

     The current assets to current liabilities and inventory turnover ratios remained relatively unchanged from December 26,1998 to June 26, 1999.


Capital Resources
-----------------

     The Company's debt financing at June 26, 1999, consisted of the following:

     A $7,500,000 revolving bank note at LIBOR plus 1.50%. The LIBOR rate at June 26, 1999 was 4.94%. The note is due three years after the annual renewal date, currently July, 2001, subject to annual renewal. As of June 26, 1999, and August 6, 1999, the Company had no borrowing against this credit line.

     A $2,000,000 Industrial Revenue Bond from a bank for the purpose of expanding the Company's plant and office facilities in Portsmouth, Virginia at an annual interest rate of 91.50% of prime. The prime rate at June 26, 1999 was 7.75%. As of June 26, 1999, the Company had fully utilized the Industrial Revenue Bond and the outstanding balance was $400,000.

     A $1,750,000 bank term loan at LIBOR plus 1.50%. The loan is to be repaid in quarterly installments of $100,000. As of June 26, 1999, the outstanding balance was $550,000. The funds were used to finance the increased inventory and accounts receivable required to service a one-year contract awarded to the Company in January 1996 by the United States Department of Defense to furnish food items to various military installations. The contract contains three yearly renewal options and was renewed for 1999. The current contract expires in February 2000. The United States Department of Defense had estimated annual sales volume to be approximately $19 million. Actual sales volume for fiscal 1998 was $11.5 million.

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

         On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17 per share in cash and/or shares of SYSCO common stock subject to a minimum of approximately $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders at a special meeting to be held on August 23, 1999.

         On July 23, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by SYSCO in connection with the stock to be distributed to the Company's stockholders pursuant to the Merger Agreement. On July 23, 1999, the Company and SYSCO filed their proxy statement/prospectus with the Securities and Exchange Commission in regard to the Merger Agreement pursuant to which the Company is soliciting proxies from its stockholders to vote in favor of the Merger Agreement at a special meeting of the Company's stockholders to be held on August 23, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     On May 5, 1999, the Company and SYSCO Corporation (SYSCO) signed an Agreement and Plan of Merger (Merger Agreement) pursuant to a Letter of Intent dated February 17, 1999, whereby a subsidiary of SYSCO and the Company will merge (the Merger). Under the Merger Agreement, the stockholders of the Company will receive $17 per share in cash and/or shares of SYSCO common stock subject to a minimum of approximately $3.00 per share in cash and/or shares being held back in escrow for indemnification and other purposes. In addition, all options outstanding will become fully vested and exercisable and shall be deemed exercised (for the applicable exercise price) as of the closing of the Merger. Consummation of the Merger is subject to, among other things, approval by the Company's stockholders at a special meeting to be held on August 23, 1999.

         On July 23, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by SYSCO in connection with the stock to be distributed to the Company's stockholders pursuant to the Merger Agreement. On July 23, 1999, the Company and SYSCO filed their proxy statement/prospectus with the Securities and Exchange Commission in regard to the Merger Agreement pursuant to which the Company is soliciting proxies from its stockholders to vote in favor of the Merger Agreement at a special meeting of the Company's stockholders to be held on August 23, 1999.

     The Company's Annual Meeting of Stockholders, normally held in May of each year, will not be held if the Merger is approved by the Company's stockholders at a special meeting to be held on August 23, 1999. If the Merger is not approved by the Company's stockholders, the Annual Meeting will be scheduled and held thereafter.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

3(a). Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998).

3(b).       Bylaws of the Company, as amended.

27.         Financial Data Schedule.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 26, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOUGHTIE'S FOODS, INC.


                                  /s/ Marion S. Whitfield, Jr.
                               -----------------------------------------
August 9, 1999                      By:   Marion S. Whitfield, Jr.
                                       (Signature)
                                        Senior Vice President
                                       (Principal Financial and
                                        Accounting Officer)